Form 10-Q
period 2013-03-31
TAYLOR CAPITAL GROUP INC
filed 2013-05-03
CIK 1025536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At May 1, 2013 there were 29,088,040 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$135,843	$165,921
Short-term investments	37	464
Total cash and cash equivalents	135,880	166,385
Investment securities:
Available for sale, at fair value	1,038,398	936,938
Held to maturity, at amortized cost (fair value of $399,858 at March 31, 2013 and $342,231 at December 31, 2012)	391,573	330,819
Loans held for sale, at fair value	668,937	938,379
Loans, net of allowance for loan losses of $82,150 at March 31, 2013 and $82,191 at December 31, 2012	3,140,644	3,086,112
Premises, leasehold improvements and equipment, net	19,193	16,062
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	64,976	74,950
Mortgage servicing rights, at fair value	106,576	78,917
Other real estate and repossessed assets, net	27,218	24,259
Other assets	177,037	149,589
Total assets	$5,770,432	$5,802,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,326,483	$1,179,724
Interest-bearing	2,467,911	2,348,618
Total deposits	3,794,394	3,528,342
Accrued interest, taxes and other liabilities	146,053	131,473
Short-term borrowings	1,136,586	1,463,019
Long-term borrowings	—	—
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	33,460	33,366
Total liabilities	5,197,100	5,242,807
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A, 8% perpetual non-cumulative; 4,000,000 shares authorized, 4,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, $25 liquidation value	100,000	100,000
Series B, 5% fixed rate cumulative perpetual; 104,823 shares authorized, 104,823 shares issued and outstanding at March 31, 2013 and December 31, 2012, $1,000 liquidation value	104,275	103,813
Nonvoting convertible; 1,350,000 shares authorized, 1,282,674 shares issued and outstanding at March 31, 2013 and at December 31, 2012	13	13
Common stock, $0.01 par value; 45,000,000 shares authorized; 30,446,733 shares issued at March 31, 2013 and 30,150,040 shares issued at December 31, 2012; 29,088,735 shares outstanding at March 31, 2013 and 28,792,042 shares outstanding at December 31, 2012	304	302
Surplus	415,975	412,391
Accumulated deficit	(49,941)	(63,537)
Accumulated other comprehensive income, net	32,291	36,206
Treasury stock, at cost, 1,357,998 shares at March 31, 2013 and December 31, 2012	(29,585)	(29,585)
Total stockholders’ equity	573,332	559,603
Total liabilities and stockholders’ equity	$5,770,432	$5,802,410

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2013	2012
Interest income:
Interest and fees on loans	$37,629	$35,283
Interest and dividends on investment securities:
Taxable	8,617	10,318
Tax-exempt	1,427	663
Interest on cash equivalents	1	3
Total interest income	47,674	46,267
Interest expense:
Deposits	4,264	5,411
Short-term borrowings	420	563
Long-term borrowings	—	500
Junior subordinated debentures	1,443	1,472
Subordinated notes	864	2,519
Total interest expense	6,991	10,465
Net interest income	40,683	35,802
Provision for loan losses	300	7,350
Net interest income after provision for loan losses	40,383	28,452
Noninterest income:
Service charges	3,491	3,291
Mortgage banking revenue	32,030	17,530
Gains on sales of investment securities, net	1	956
Other derivative income	1,560	561
Other noninterest income	2,637	1,608
Total noninterest income	39,719	23,946
Noninterest expense:
Salaries and employee benefits	34,028	23,637
Occupancy of premises	2,568	2,175
Furniture and equipment	737	615
Nonperforming asset expense	559	694
Early extinguishment of debt	—	1,001
FDIC assessment	2,024	1,702
Legal fees, net	858	856
Loan expense, net	2,371	1,118
Outside services	2,496	579
Other noninterest expense	6,114	4,191
Total noninterest expense	51,755	36,568
Income before income taxes	28,347	15,830
Income tax expense	11,090	6,361
Net income	17,257	9,469
Preferred dividends and discounts	(3,661)	(1,742)
Net income applicable to common stockholders	$13,596	$7,727
Basic income per common share	$0.45	$0.26
Diluted income per common share	0.44	0.26
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(dollars in thousands)

	For the Three Months
	Ended March 31,
	2013	2012
Net income	$17,257	$9,469
Other comprehensive income (loss), net of income tax:
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(3,844)	(1,586)
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(312)	28
Change in unrealized loss from cash flow hedging instruments	241	176
Total other comprehensive loss, net of income tax	(3,915)	(1,382)
Total comprehensive income, net of income tax	$13,342	$8,087
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited) (dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series D	Preferred Stock, Series G	Nonvoting Convertible Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at Balance at December 31, 2012	$100,000	$103,813	$—	$—	$13	$302	$412,391	$(63,537)	$36,206	$(29,585)	$559,603
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	2	—		—	—	2
Exercise of stock options	—	—	—	—	—	—	35	—	—	—	35
Amortization of stock-based compensation awards	—	—	—	—	—		3,596	—	—	—	3,596
Net income	—	—	—	—	—	—	—	17,257	—	—	17,257
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,915)	—	(3,915)
Series A Preferred issuance costs	—	—	—	—	—	—	(47)	—	—	—	(47)
Series A Preferred dividends	—	—	—	—	—	—	—	(1,889)	—	—	(1,889)
Preferred stock dividends and discounts accumulated, Series B	—	462	—	—	—	—	—	(1,772)	—	—	(1,310)
Balance at March 31, 2013	$100,000	$104,275	$—	$—	$13	$304	$415,975	$(49,941)	$32,291	$(29,585)	$573,332

Balance at December 31, 2011	$—	$102,042	$4	$9	$—	$297	$423,674	$(118,426)	$31,513	$(29,585)	$409,528
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	1	—		—	—	1
Amortization of stock-based compensation awards	—	—	—	—	—	—	474	—	—	—	474
Exercise of stock options	—	—	—	—	—	—	27	—	—	—	27
Net income	—	—	—	—	—	—	—	9,469	—	—	9,469
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,382)	—	(1,382)
Balance at Rights offering and Series C and E conversion costs	—	—	—	—	—	—	(41)	—	—	—	(41)
Balance at Preferred stock dividends and discounts accumulated, Series B	—	432	—	—	—	—	—	(1,742)	—	—	(1,310)
Balance at Balance as of March 31, 2012	$—	$102,474	$—	$—	$13	$298	$424,134	$(110,699)	$30,131	$(29,585)	$416,766
See accompanying notes to consolidated financial statements (unaudited).

TAYLOR CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (dollars in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$17,257	$9,469
Adjustments to reconcile net income to net cash provided by operating activities:
Other derivative income	(1,560)	(561)
Gains on sales of investment securities, net	(1)	(956)
Amortization of premiums and discounts, net	2,983	1,180
Other-than-temporary impairment on investment security	—	125
Deferred loan fee amortization	(897)	(954)
Provision for loan losses	300	7,350
Payments on loans held for sale	288	—
Loans originated for sale	(1,844,028)	(829,294)
Proceeds from loan sales	2,124,303	812,459
Gains from sales of originated mortgage loans	(33,184)	(15,197)
Depreciation and amortization	733	602
Deferred income tax expense	11,252	6,544
Gains on sales of other real estate	(264)	(3)
Excess tax benefit (shortfall) on stock options exercised and stock awards	(25)	84
Net cash received on initiation/termination of derivative instruments	—	—
Change in fair value of mortgage derivative instruments	9,642	(7,186)
Change in fair value of mortgage servicing rights	(1,363)	(946)
Other, net	3,232	985
Changes in other assets and liabilities:
Accrued interest receivable	(434)	359
Other assets	(40,489)	(1,390)
Accrued interest payable, taxes and other liabilities	(32,550)	3,760
Net cash provided by (used in) by operating activities	215,195	(13,570)
Cash flows from investing activities:
Purchases of available for sale securities	(117,743)	(6,625)
Purchases of held to maturity securities	(82,500)	(38,581)
Proceeds from principal payments and maturities of available for sale securities	44,605	42,092
Proceeds from principal payments and maturities of held to maturity securities	20,736	3,881
Proceeds from sales of available for sale securities	30,327	17,657
Settlement of prior year investment security purchases	(23,625)	—
Net increase in loans	(58,975)	(576)
Net additions to premises, leasehold improvements and equipment	(3,864)	(347)
Purchases of FHLB and FRB stock	(14,026)	(6,258)
Proceeds from redemptions of FHLB and FRB stock	24,000	—
Purchase of mortgage servicing rights	(4,233)	(5,632)
Net proceeds from sales of other real estate and repossessed assets	2,345	4,284
Net cash provided by (used in) investing activities	(182,953)	9,895

Consolidated Statements of Cash Flow continued on the next page.

TAYLOR CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued) (dollars in thousands)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from financing activities:
Net increase (decrease) in deposits	266,870	(133,284)
Net increase (decrease) in short-term borrowings	(326,433)	156,509
Repayments of long-term borrowings	—	(62,500)
Net proceeds from preferred stock issuance	(47)	(41)
Restricted stock grant	2	1
Excess tax benefit (shortfall) on stock options exercised and stock awards	25	(85)
Exercise of stock options	35	27
Preferred stock dividends paid and discounts accumulated	(3,199)	(1,310)
Net cash used in financing activities	(62,747)	(40,683)
Net decrease in cash and cash equivalents	(30,505)	(44,358)
Cash and cash equivalents, beginning of period	166,385	121,164
Cash and cash equivalents, end of period	$135,880	$76,806

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,924	$11,908
Income taxes	5,083	92
Supplemental disclosures of noncash investing and financing activities:
Available for sale investment securities acquired, not yet settled	67,672	15,815
Held to maturity investment securities acquired, not yet settled	—	21,791
Change in fair value of available for sale investments securities, net of tax	(3,844)	(1,586)
Transfer of held for sale loans to portfolio loans	—	902
Transfer of loans to equity securities	—	3,750
Loans transferred to other real estate and repossessed assets	5,040	5,600
Additions to mortgage servicing rights resulting from originations	22,063	7,074
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation:
These consolidated financial statements contain unaudited information as of March 31, 2013 and for the three month periods ended March 31, 2013 and March 31, 2012. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with Taylor Capital Group, Inc.'s (the "Company") audited consolidated financial statements and the related notes. The statement of income for the three months ended March 31, 2013 is not necessarily indicative of the results that the Company may achieve for the full year.
Amounts in the prior year's consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. In 2012, the Company revised the presentation of several schedules in Note 3 - "Loans and Loans Held for Sale" to exclude loans held for sale.
2. Investment Securities:
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at March 31, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale:
March 31, 2013:
U.S. government sponsored agency securities	$15,024	$935	$—	$15,959
Residential mortgage-backed securities	582,650	22,318	(832)	604,136
Commercial mortgage-backed securities	129,101	11,019	—	140,120
Collateralized mortgage obligations	17,572	473	—	18,045
State and municipal obligations	257,553	3,876	(1,291)	260,138
Total at March 31, 2013	$1,001,900	$38,621	$(2,123)	$1,038,398
December 31, 2012:
U.S. Treasury securities	$9,998	$—	$—	$9,998
U.S. government sponsored agency securities	15,073	983	—	16,056
Residential mortgage-backed securities	549,735	27,385	(406)	576,714
Commercial mortgage-backed securities	134,774	11,926	—	146,700
Collateralized mortgage obligations	21,106	340	—	21,446
State and municipal obligations	162,702	4,182	(860)	166,024
Total at December 31, 2012	$893,388	$44,816	$(1,266)	$936,938

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held To Maturity:
March 31, 2013:
U.S. government sponsored agency securities	$9,993	$—	$(45)	$9,948
Residential mortgage-backed securities	267,638	7,128	(1,366)	273,400
Collateralized mortgage obligations	59,464	2,715	(221)	61,958
State and municipal obligations	54,478	74	—	54,552
Total at March 31, 2013	$391,573	$9,917	$(1,632)	$399,858
December 31, 2012:
Residential mortgage-backed securities	$220,762	$9,150	$(189)	$229,723
Collateralized mortgage obligations	57,853	2,346	(81)	60,118
State and municipal obligations	52,204	186	—	52,390
Total at December 31, 2012	$330,819	$11,682	$(270)	$342,231
As of March 31, 2013, the Company held $1.10 billion (estimated fair value) of mortgage related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties.
Of the total mortgage related investment securities, $1.09 billion (estimated fair value), or 99.6%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $4.7 million were private-label residential mortgage related securities.
Investment securities with an approximate book value of $441.0 million at March 31, 2013 and $632.4 million at December 31, 2012, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law. The amount of pledged investment securities has decreased due to the Company's increased use of loans as pledge assets.
The following table summarizes the Company’s gross realized gains and losses for the three month periods indicated:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Gross realized gains	$1	$956
Gross realized losses	—	—
Net realized gains	$1	$956

The following table summarizes, for investment securities with unrealized losses as of March 31, 2013 and December 31, 2012, the amount of the unrealized loss and the related fair value. The securities have been further segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available For Sale:
March 31, 2013:
Residential mortgage-backed securities	$93,427	$(535)	$3,813	$(298)	$97,240	$(833)
State and municipal obligations	109,681	(1,291)	—	—	109,681	(1,291)
Total temporarily impaired available for sale securities	$203,108	$(1,826)	$3,813	$(298)	$206,921	$(2,124)
December 31, 2012:
U.S. government sponsored agency securities	$9,998	$—	$—	$—	$9,998	$—
Residential mortgage-backed securities	24,802	(57)	3,888	(349)	28,690	(406)
State and municipal obligations	52,400	(860)	—	—	52,400	(860)
Total temporarily impaired available for sale securities	$87,200	$(917)	$3,888	$(349)	$91,088	$(1,266)

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Held To Maturity:
March 31, 2013:
U.S. government agency securities	$9,947	$(45)	$—	$—	$9,947	$(45)
Residential mortgage-backed securities	118,600	(1,366)	—	—	118,600	(1,366)
Collateralized mortgage obligations	6,191	(221)	—	—	6,191	(221)
Total temporarily impaired held to maturity securities	$134,738	$(1,632)	$—	$—	$134,738	$(1,632)
December 31, 2012:
Residential mortgage-backed securities	$26,728	$(189)	$—	$—	$26,728	$(189)
Collateralized mortgage obligations	4,659	(81)	—	—	4,659	(81)
Total temporarily impaired held to maturity securities	$31,387	$(270)	$—	$—	$31,387	$(270)
At March 31, 2013, the Company had two investment securities in an unrealized loss position for 12 or more months with a total unrealized loss of $298,000. Each of the two securities in an unrealized loss position was a private-label residential mortgage-backed security.
Of the two private-label residential mortgage-backed securities that were in an unrealized loss position for more than 12 months, one was in an unrealized loss position of less than 10% of amortized cost. As part of its normal process, the Company reviewed this security, considering the severity and duration of the loss and current credit ratings, and concluded that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for this type of security. The one other private-label residential mortgage related security in an unrealized loss position for more than

12 months had a total unrealized loss of $283,000, which was greater than 10% of the amortized cost of the security, and was subject to further review for other-than-temporary impairment. If this analysis showed that the Company did not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the expected credit loss.
For the one private-label security that was in an unrealized loss position of more than 10% of amortized cost, the Company obtained fair value estimates from an independent source and performed a cash flow analysis considering default rates, loss severities based upon the location of the collateral and estimated prepayments. The private-label mortgage related security had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and, as a result, the lower level tranches will absorb the losses, if any, from collateral shortfalls. At the time the Company purchased the private-label security, it held one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis took into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity continues to impact the value of this private-label security because of the continued lack of active trading. This security does not contain subprime mortgage loans, but does include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn of recent years. Previously, the Company had recognized an other-than-temporary impairment loss on this one security. The independent cash flow analysis performed at March 31, 2013 indicated that there was no additional expected credit loss on this security. Therefore, the Company expects to recover its entire investment and no other-than-temporary impairment charge was recorded in the quarter ended March 31, 2013.
One additional investment security was evaluated for other-than-temporary impairment at March 31, 2013. This security is in the Company’s state and municipal obligation portfolio and was received in 2008 in a loan work out arrangement. Scheduled payments were received as agreed until November 2010. Since that time, two principal and interest payments have been received. The Company had recognized other-than-temporary impairment loss on this security of $381,000 in 2011. The expected future annual cash flows were analyzed as of March 31, 2013 and no additional other-than-temporary impairment was recorded in the first quarter of 2013. The cost and fair value of this investment security was $551,000 at March 31, 2013.
The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at March 31, 2013:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available For Sale:
Due in one year or less	$—	$—
Due after one year through five years	4,505	4,821
Due after five years through ten years	92,316	95,433
Due after ten years	175,756	175,843
Residential mortgage-backed securities	582,650	604,136
Commercial mortgage-backed securities	129,101	140,120
Collateralized mortgage obligations	17,572	18,045
Total available for sale	$1,001,900	$1,038,398

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held To Maturity:
Due after 10 years	$64,471	$64,500
Residential mortgage-backed securities	267,638	273,400
Collateralized mortgage obligations	59,464	61,958
Total held to maturity	$391,573	$399,858
Investment securities do not include Cole Taylor Bank's (the "Bank") investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $65.0 million at March 31, 2013 and $75.0 million at December 31, 2012. These investments are required for membership and are carried at cost.

The Bank must maintain a specified level of investment in FHLBC stock based on the amount of its outstanding FHLB borrowings. At March 31, 2013, the Company had a $53.3 million investment in FHLBC stock, compared to $63.3 million at December 31, 2012. As of March 31, 2013, the Company believes that it will ultimately recover the par value of the FHLBC stock.
3. Loans and Loans Held for Sale:
Loans by type at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Loans:
Commercial and industrial	$1,577,241	$1,590,587
Commercial real estate secured	1,013,252	965,978
Residential construction and land	40,620	45,903
Commercial construction and land	121,212	103,715
Lease receivables	65,028	50,803
Consumer	411,905	416,635
Gross loans	3,229,258	3,173,621
Less: Unearned discount	(6,464)	(5,318)
Loans	3,222,794	3,168,303
Less: Allowance for loan losses	(82,150)	(82,191)
Loans, net	$3,140,644	$3,086,112
Loans Held for Sale:
Total Loans Held for Sale	$668,937	$938,379
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

The following table presents the aging of loans by class at March 31, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
March 31, 2013
Commercial and industrial	$—	$—	$16,010	$16,010	$1,561,231	$1,577,241
Commercial real estate secured	—	—	23,096	23,096	990,156	1,013,252
Residential construction and land	—	—	742	742	39,878	40,620
Commercial construction and land	—	—	26,375	26,375	94,837	121,212
Lease receivables, net	—	—	—	—	58,564	58,564
Consumer	3,214	1,079	5,181	9,474	402,431	411,905
Loans	$3,214	$1,079	$71,404	$75,697	$3,147,097	$3,222,794
December 31, 2012
Commercial and industrial	$—	$—	$16,705	$16,705	$1,573,882	$1,590,587
Commercial real estate secured	—	—	14,530	14,530	951,448	965,978
Residential construction and land	—	—	4,495	4,495	41,408	45,903
Commercial construction and land	—	—	15,220	15,220	88,495	103,715
Lease receivables, net	—	—	—	—	45,485	45,485
Consumer	4,137	1,974	8,587	14,698	401,937	416,635
Loans	$4,137	$1,974	$59,537	$65,648	$3,102,655	$3,168,303
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
Special Mention. Loans in this category have potential weaknesses which may, if not corrected, weaken the asset, inadequately protect the Bank’s credit position and/or diminish repayment prospects.
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

The following table presents the risk categories of loans by class at March 31, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Nonaccrual	Total Loans
	(in thousands)
March 31, 2013
Commercial and industrial	$1,539,768	$17,274	$4,189	$16,010	$1,577,241
Commercial real estate secured	948,193	23,562	18,401	23,096	1,013,252
Residential construction and land	36,318	3,560	—	742	40,620
Commercial construction and land	89,530	5,248	59	26,375	121,212
Lease receivables, net	58,564	—	—	—	58,564
Consumer	406,724	—	—	5,181	411,905
Loans	$3,079,097	$49,644	$22,649	$71,404	$3,222,794
December 31, 2012
Commercial and industrial	$1,540,041	$28,298	$5,543	$16,705	$1,590,587
Commercial real estate secured	914,250	20,194	17,004	14,530	965,978
Residential construction and land	37,150	4,258	—	4,495	45,903
Commercial construction and land	83,159	5,276	60	15,220	103,715
Lease receivables, net	45,485	—	—	—	45,485
Consumer	408,048	—	—	8,587	416,635
Loans	$3,028,133	$58,026	$22,607	$59,537	$3,168,303
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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$4,488	$2,472	$—	$4,998	$3,006	$—
Commercial real estate secured	36,063	29,208	—	31,073	21,442	—
Residential construction and land	1,007	742	—	16,378	4,495	—
Commercial construction and land	3,013	1,008	—	5,402	4,194	—
Consumer	6,834	6,494	—	6,684	6,462	—
Subtotal	51,405	39,924	—	64,535	39,599	—
With an allowance recorded:
Commercial and industrial	23,261	17,725	8,540	20,595	15,235	8,006
Commercial real estate secured	11,131	7,097	1,584	8,117	4,483	1,121
Commercial construction and land	25,430	25,367	3,546	11,038	11,026	2,930
Subtotal	59,822	50,189	13,670	39,750	30,744	12,057
Total impaired loans	$111,227	$90,113	$13,670	$104,285	$70,343	$12,057
The following table presents average balances of loans individually evaluated for impairment and associated interest income recognized by class of loans as of March 31, 2013 and March 31, 2012:

	March 31, 2013		March 31, 2012
	YTD Average Recorded Balance	YTD Interest Income Recognized	YTD Average Recorded Balance	YTD Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$2,741	$—	$9,549	$—
Commercial real estate secured	25,325	157	13,802	—
Residential construction and land	2,619	—	2,914	—
Commercial construction and land	2,601	—	5,637	—
Consumer	6,478	32	5,347	22
Subtotal	39,764	189	37,249	22
With an allowance recorded:
Commercial and industrial	16,480	36	28,232	69
Commercial real estate secured	5,790	37	23,100	61
Residential construction and land	—	—	4,550	—
Commercial construction and land	18,197	—	10,781	—
Subtotal	40,467	73	66,663	130
Total impaired loans	$80,231	$262	$103,912	$152
The majority of the Company's commercial credit customers are located within the Chicago area, although they may do business outside of that area. As of March 31, 2013, approximately 32% of the Company’s loans involved loans that were to some degree secured by real estate properties located primarily within the Chicago area, compared to 31% as of December 31, 2012.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of March 31, 2013 and March 31, 2012:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Lease Receivables	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2012	$35,946	$20,542	$6,642	$8,928	$273	$9,860	$82,191
Provision	396	506	(1,038)	2,257	78	(1,899)	300
Charge-offs	(3)	(24)	—	—	—	(788)	(815)
Recoveries	120	21	174	—	—	159	474
Ending balance as of March 31, 2013	$36,459	$21,045	$5,778	$11,185	$351	$7,332	$82,150
Ending balance individually evaluated for impairment	$8,540	$1,584	$—	$3,546	$—	$—	$13,670
Ending balance collectively evaluated for impairment	27,919	19,461	5,778	7,639	351	7,332	68,480

LOANS:
Ending balance individually evaluated for impairment	$20,197	$36,305	$742	$26,375	$—	$6,494	$90,113
Ending balance collectively evaluated for impairment	1,557,044	976,947	39,878	94,837	58,564	405,411	3,132,681
Ending balance	$1,577,241	$1,013,252	$40,620	$121,212	$58,564	$411,905	$3,222,794

ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2011	$51,389	$30,319	$8,083	$6,978	$—	$6,975	$103,744
Provision	(1,472)	(3,136)	733	6,776	—	4,449	7,350
Charge-offs	(13,110)	(3,357)	(434)	(766)	—	(1,172)	(18,839)
Recoveries	942	178	3	—	—	131	1,254
Ending balance as of March 31, 2012	$37,749	$24,004	$8,385	$12,988	$—	$10,383	$93,509
Ending balance individually evaluated for impairment	$10,214	$3,745	$1,047	$7,464	$—	$—	$22,470
Ending balance collectively evaluated for impairment	27,535	20,259	7,338	5,524	—	10,383	71,039

LOANS:
Ending balance individually evaluated for impairment	$26,667	$34,405	$7,114	$26,045	$—	$5,055	$99,286
Ending balance collectively evaluated for impairment	1,410,712	928,895	49,666	76,359	—	338,879	2,804,511
Ending balance	$1,437,379	$963,300	$56,780	$102,404	$—	$343,934	$2,903,797

Troubled Debt Restructurings

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
Commercial and consumer loans modified in a TDR are classified as impaired loans for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement. Nonperforming restructured loans totaled $15.8 million at March 31, 2013 and $22.6 million at December 31, 2012. Performing restructured loans totaled $22.7 million at March 31, 2013 and $17.5 million at December 31, 2012.
The following tables provide information on loans modified in a TDR during the quarters ended March 31, 2013 and March 31, 2012. The pre-modification outstanding recorded balance is equal to the outstanding balance immediately prior to modification. The post-modification outstanding balance is equal to the outstanding balance immediately after modification.

	For the quarter ended			For the quarter ended
	March 31, 2013			March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	1	$2,659	$2,659	3	$5,737	$5,737
Commercial real estate secured	2	1,306	1,306	1	566	566
Commercial construction and land	—	—	—	4	20,260	20,260
Consumer	11	692	692	12	1,017	1,008
Total	14	$4,657	$4,657	20	$27,580	$27,571

The following tables provide information on TDRs that defaulted for the first time during the period indicated and had been modified within the last twelve months:

	For the quarter ended		For the quarter ended
	March 31, 2013		March 31, 2012
	Number of Loans	Recorded Investment at Period End	Number of Loans	Recorded Investment at Period End
	(dollars in thousands)

Residential construction and land	—	$—	1	$529
Consumer	—	—	3	418
Total	—	$—	4	$947

Loans Held for Sale
At March 31, 2013, loans held for sale of $668.9 million consisted entirely of residential mortgage loans originated by Cole Taylor Mortgage. The Company has elected to account for these loans under the fair value option in accordance with Accounting Standards Codification ("ASC") 825 – Financial Instruments. The unpaid principal balance associated with these loans was $648.3 million at March 31, 2013. An unrealized gain on these loans of $20.6 million for the three months ended March 31, 2013 and $6.1 million for the three months ended March 31, 2012 was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income. None of these loans were 90 days or more past due or on nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.
Loan Participations
The total amount of loans transferred to third parties as loan participations at March 31, 2013 was $181.6 million, all of which has been recognized as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and its servicing responsibilities.

4. Interest-Bearing Deposits:
Interest-bearing deposits at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
NOW accounts	$819,101	$573,133
Savings accounts	40,646	39,915
Money market deposits	741,818	744,791
Brokered money market deposits	—	27,840
Time deposits:
Certificates of deposit	548,767	561,998
Brokered certificates of deposit	171,320	199,604
CDARS time deposits	135,630	186,187
Public time deposits	10,629	15,150
Total time deposits	866,346	962,939
Total	$2,467,911	$2,348,618
At March 31, 2013, time deposits in the amount of $100,000 or more totaled $420.5 million compared to $482.2 million at December 31, 2012.
Brokered certificates of deposit (“CDs”) are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and net of the related broker placement fees. Brokered CD placement fees of $800,000 at March 31, 2013 and $1.1 million at December 31, 2012 are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. As of March 31, 2013, the Company had one brokered CD with an aggregate balance of $15.0 million that could be called after a lock-out period but before its stated maturity.  During the quarter ended March 31, 2013, the Company incurred $184,000 in expense associated with a brokered CD that was called before its stated maturity.  During the quarter ended March 31, 2012, the Company had four brokered CDs with a balance of $60.0 million that could be called after a lock-out period but before their stated maturity; however, none were called and the Company did not incur any expense associated with brokered CDs that were called before their stated maturity.

5. Borrowings:
Short-term:
Short-term borrowings at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013		December 31, 2012
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Customer repurchase agreements	$6,051	0.05%	$24,663	0.09%
Federal funds purchased	65,535	0.41	173,356	0.64
FHLB advances	1,065,000	0.13	1,265,000	0.12
Total	$1,136,586	0.15%	$1,463,019	0.19%
Customer repurchase agreements are collateralized financing transactions primarily executed with local Bank clients and with overnight maturities.
FHLB short-term advances at March 31, 2013 and December 31, 2012, consisted of the following:

	Interest Rate	Due Date	Earliest Call Date (if applicable)	March 31, 2013	December 31, 2012
	(dollars in thousands)
FHLB overnight advance	0.130%	January 2, 2013	n/a	$—	$665,000
FHLB advance	0.130	January 2, 2013	n/a	—	200,000
FHLB advance	0.070	January 16, 2013	n/a	—	200,000
FHLB advance	0.150	January 23, 2013	n/a	—	200,000
FHLB overnight advance	0.130	April 2, 2013	n/a	815,000
FHLB advance	0.140	April 3, 2013	n/a	250,000	—
Total short-term FHLB advances				$1,065,000	$1,265,000

Long-term:
As of March 31, 2013 and December 31, 2012, the Company had no long-term borrowings.

Collateral:
At March 31, 2013, the FHLB advances were collateralized by $368.9 million of investment securities and blanket liens on $967.5 million of qualified first-mortgage residential loans, multi-family loans, home equity loans and commercial real estate loans. Based on the value of collateral pledged at March 31, 2013, the Bank had additional borrowing capacity at the FHLB of $46.3 million. In comparison, at December 31, 2012, the FHLB advances were collateralized by $530.3 million of investment securities and a blanket lien on $920.1 million of qualified first-mortgage residential, home equity and commercial real estate loans with additional borrowing capacity of $57.1 million.
The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At March 31, 2013, the Bank had pledged $511.0 million of commercial loans as collateral for an available $431.9 million borrowing capacity at the FRB. At March 31, 2013, the Bank had no advances from the FRB. At December 31, 2012, the Bank had pledged $521.2 million of commercial loans as collateral for available borrowing capacity of $441.8 million under the BIC program, with no advances outstanding at December 31, 2012.

6. Other Comprehensive Income (“OCI”):
The following table presents OCI for the periods indicated:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2013			March 31, 2012
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$(7,049)	$3,206	$(3,843)	$(1,731)	$709	$(1,022)
Less: reclassification adjustment for gains included in net income	(1)	—	(1)	(956)	392	(564)
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(7,050)	3,206	(3,844)	(2,687)	1,101	(1,586)
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(522)	210	(312)	47	(19)	28
Cash flow hedging:
Change in net unrealized loss from cash flow hedging	403	(162)	241	(104)	42	(62)
Less: reclassification adjustment for gains included in net income	—	—	—	348	(110)	238
Change in unrealized loss from cash flow hedging, net of reclassification adjustment	403	(162)	241	244	(68)	176
Other comprehensive income	$(7,169)	$3,254	$(3,915)	$(2,396)	$1,014	$(1,382)

The following table presents the changes in each component of OCI, net of tax, for the three months ended March 31, 2013:

	Net unrealized gains and losses on available for sale securities	Net deferred gains and losses on investment transfer to held to maturity from available for sale	Net unrealized loss from cash flow hedging instruments	Total
	(in thousands)
Balance at December 31, 2012	$32,234	$4,004	$(32)	$36,206
OCI before reclassification	(3,843)	—	241	(3,602)
Amounts reclassified from OCI	(1)	(312)	—	(313)
Net current period other comprehensive income	(3,844)	(312)	241	(3,915)
Balance as of March 31, 2013	$28,390	$3,692	$209	$32,291

The following table presents the amount reclassified out of each component of OCI for the three months ended March 31, 2013:

Detail of OCI components	Amount reclassified from OCI	Affected line item in the statement where net income is presented
(in thousands)
Net unrealized gains and losses on available for sale securities:
	$1	Gains on sales of investment securities
	—	Income tax expense
	1	Net of tax

Amortization of deferred gains and losses on investment transfer to held to maturity from available for sale:
	522	Interest income
	(210)	Income tax expense
	312	Net of tax

Total reclassifications for the period	$313	Net of tax

7. Earnings Per Share:
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

The following table sets forth the computation of basic and diluted income per common share for the periods indicated.

	For the Three Months
	Ended March 31,
	2013	2012
	(dollars in thousands, except per share amounts)
Net income	$17,257	$9,469
Preferred dividends and discounts	(3,661)	(1,742)
Net income available to common stockholders	$13,596	$7,727
Undistributed earnings allocated to common shares	$12,861	$7,311
Undistributed earnings allocated to unvested restricted participating shares	158	82
Undistributed earnings allocated to preferred participating shares	577	334
Total undistributed earnings	$13,596	$7,727
Basic weighted-average common shares outstanding	28,598,194	28,071,406
Dilutive effect of stock options	125,004	78,644
Dilutive effect of warrants	239,227	472,748
Diluted weighted-average common shares outstanding	28,962,425	28,622,798
Basic income per common share	$0.45	$0.26
Diluted income per common share	0.44	0.26

Antidilutive shares not included in diluted earnings per common share calculation:
Stock options	315,819	446,024
Warrants	500,000	500,000
8. Stock-Based Compensation:
The Company’s Incentive Compensation Plan (the “Plan”) allows for the granting of stock options and stock awards. Under the Plan, the Company has issued nonqualified stock options and restricted stock to only employees and directors.
Generally, stock options are granted with an exercise price equal to the fair market value of the common stock on the date of grant, which is equal to the last reported sales price of the common stock on the Nasdaq Global Select Market on the date of grant. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options issued to employees and directors. Since 2006, stock options granted vest equally over four years and expire eight years following the grant date. Compensation expense associated with stock options is recognized over the vesting period, or until the employee or director becomes retirement eligible if that time period is shorter.
The following is a summary of stock option activity for the three months ended March 31, 2013:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2013	763,506	$16.64
Granted	—	—
Exercised	(4,376)	8.03
Forfeited	—	—
Expired	(71,300)	20.10
Outstanding at March 31, 2013	687,830	16.34
Exercisable at March 31, 2013	585,976	17.94

As of March 31, 2013, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $281,000 and the weighted-average period over which these costs are expected to be recognized is approximately 1.0 years.

The Company grants restricted stock awards, a portion of which vest upon completion of future service requirements. The fair value of restricted stock awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.
The following table provides information regarding nonvested restricted stock activity for the three months ended March 31, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	245,627	$13.81
Granted	309,468	17.11
Vested	(130,672)	16.60
Forfeited or canceled	—	—
Nonvested at March 31, 2013	424,423	15.36
As of March 31, 2013, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $3.4 million and the weighted-average period over which these costs are expected to be recognized is approximately 1.7 years.
9. Derivative Financial Instruments:
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

The following tables describe the derivative instruments outstanding at the dates indicated:

	March 31, 2013
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.272%	2.2 yrs	$4,349
Callable brokered CD interest rate swaps—pay variable/receive fixed	15,000	Receive 3.55% Pay (0.058)%	13.4 yrs	248
Total fair value hedging derivative instruments	121,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	12.2 yrs	351
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	141,920
Non-hedging derivative instruments:
Customer interest rate swap —pay fixed/receive variable	406,240	Pay 2.48% Receive 0.243	3.1 yrs	(18,542)
Customer interest rate swap —receive fixed/pay variable	406,240	Receive 2.48% Pay 0.243%	3.1 yrs	17,958
Interest rate swaps—mortgage servicing rights	192,500	Receive 1.62% Pay 0.252%	7.6 yrs	1,960
Interest rate lock commitments	860,353	n/a	0.6 yrs	9,600
Forward loan sale commitments	1,082,363	n/a	0.1 yrs	(3,081)
Total non-hedging derivative instruments	2,947,696
Total derivative instruments	$3,089,616

	December 31, 2012
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.290%	2.4 yrs	$4,854
Callable brokered CD interest rate swaps—pay variable/receive fixed	30,000	Receive 3.43% Pay (0.039)%	12.1 yrs	415
Total fair value hedging derivative instruments	136,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	12.5 yrs	(53)
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	156,920
Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	387,171	Pay 2.54% Receive 0.263%	3.2 yrs	(19,640)
Customer interest rate swap—receive fixed/pay variable	387,171	Receive 2.54% Pay 0.263%	3.2 yrs	18,999
Interest rate swaps – mortgage servicing rights	192,500	Receive 1.62% Pay 0.274%	7.8 yrs	3,786
Interest rate lock commitments	1,097,825	n/a	0.1 yrs	15,318
Forward loan sale commitments	1,501,495	n/a	0.1 yrs	(985)
Total non-hedging derivative instruments	3,566,162
Total derivative instruments	$3,723,082
Interest rate swaps designated as fair value hedges against certain brokered CDs are used to convert the fixed rate paid on the brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. The ineffectiveness on these interest rate swaps was recorded on the Consolidated Statements of Income in other derivative income in noninterest income.
Interest rate swaps designated as fair value hedges against certain callable brokered CDs are used to convert the fixed rate paid on the callable brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged callable brokered CD is reported as an adjustment to the carrying value of the callable brokered CDs. The ineffectiveness on these interest rate swaps was recorded on the Consolidated Statements of Income in other derivative income in noninterest income.

The following table shows the net gains (losses) recognized in the Consolidated Statements of Income related to fair value hedging derivatives:

		For the Three Months Ended
	Consolidated Statement of Operations Location	March 31, 2013	March 31, 2012
		(in thousands)
Change in fair value of brokered CD interest rate swaps	Other derivative income	(505)	(83)
Change in fair value of hedged brokered CDs	Other derivative income	531	96
Ineffectiveness		$26	$13

Change in fair value of callable brokered CD interest rate swaps	Other derivative income	$(167)	$(234)
Change in fair value of hedged callable brokered CDs	Other derivative income	385	381
Ineffectiveness		$218	$147
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
The table below identifies the gains and losses recognized on the Company's interest rate derivatives designated as cash flow hedges:

For the Three Months Ended
	March 31, 2013	March 31, 2012
(in thousands)
Derivatives - effective portion recorded in other comprehensive income
Interest rate corridors	$—	$244
Interest rate swap	403	—
Total	$403	$244

Derivatives - effective portion reclassified from other comprehensive income to income
Interest rate corridors	$—	$—
Interest rate swap	—	—
Total	$—	$—

Hedge ineffectiveness recorded directly in income
Interest rate corridors	$—	$—
Interest rate swap	—	—
	$—	$—
The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. These derivative financial instruments are interest rate swaps and are not designated as hedges. The Company had offsetting interest rate swaps with other counterparties in which the Company agreed to receive a variable interest rate and pay a fixed interest rate. The non-hedging derivatives are recorded at their fair value on the Consolidated Balances Sheets in other assets (related to customer transactions) or other liabilities (offsetting swaps) with changes in fair value recorded on the Consolidated Statements of Income in noninterest income.

In the normal course of business, Cole Taylor Mortgage uses interest rate swaps, interest rate swaptions, interest rate lock commitments and forward loan sale commitments as derivative instruments to hedge the risk associated with interest rate volatility. The instruments qualify as non-hedging derivatives.
Interest rate swaps are used in order to lessen the price volatility of the mortgage servicing rights asset. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded on the Consolidated Statements of Income in mortgage banking revenue in noninterest income.
In order to further lessen the price volatility of the mortgage servicing rights asset, the Company may enter into interest rate swaptions. These derivatives allow the Company or the counterparty to the transaction the future option of entering into an interest rate swap at a specific rate for a specified duration. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded on the Consolidated Statement of Income in mortgage banking revenue in noninterest income. There were no interest rate swaptions outstanding at March 31, 2013.
The Company enters into interest rate lock commitments for originated residential mortgage loans. The Company then uses forward loan sale commitments to sell originated residential mortgage loans to offset the interest rate risk of the rate lock commitments, as well as mortgage loans held for sale. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets or other liabilities with changes in fair value recorded on the Consolidated Statements of Income in mortgage banking revenue in noninterest income.
The Company enters into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. Any premiums related to covered call options are recognized on the Consolidated Statements of Income in noninterest income. There were no covered call options outstanding as of March 31, 2013.
Amounts included in the Consolidated Statements of Income related to non-hedging derivative instruments were as follows:

		For the Three Months Ended
	Consolidated Statements of Income Location	March 31, 2013	March 31, 2012
		(in thousands)
Customer interest rate swaps - pay fixed/receive variable	Other derivative income	$1,098	$822
Customer interest rate swaps - pay variable/receive fixed	Other derivative income	(1,041)	(846)
Interest rate swaps - mortgage servicing rights	Mortgage banking revenue	(1,827)	(434)
Interest rate lock commitments	Mortgage banking revenue	(5,718)	283
Forward loan sale commitments	Mortgage banking revenue	(2,096)	7,337

10. Offsetting of Assets and Liabilities

Derivative asset and liability positions with a single counterparty can be offset against each other in cases where legally enforceable master netting agreements exist. The Company's brokered CD interest rate swaps, callable brokered CD interest rate swaps, cash flow interest rate swaps and interest rate swaps on mortgage servicing assets are generally executed under International Swaps and Derivatives Association (“ISDA”) master agreements which provide for this right of offset. The Company's mortgage forward loan sale agreements are generally subject to master securities forward transaction agreements which include netting provisions.
The Company generally does not offset interest rate swaps for financial reporting purposes. The Company does offset forward loan commitments for financial reporting purposes.

Information about financial instruments that are eligible for offset in the Consolidated Balance Sheet as of the dates included is presented in the following table.

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross amounts recognized	Gross amounts offset in the Consolidated Balance Sheets	Net amounts presented in the Consolidated Balance Sheets	Financial Instruments	Collateral	Net Amount
	(in thousands)
March 31, 2013
Derivative assets	$8,281	$(386)	$7,895	$(7,547)	$—	$348
Derivative liabilities	22,998	(386)	22,612	(7,547)	(14,187)	878

December 31, 2012
Derivative assets	10,923	(1,869)	9,054	(8,449)	—	605
Derivative liabilities	22,546	(1,869)	20,677	(8,449)	(11,660)	568
11. Fair Value Measurement:
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
In accordance with ASU 820, the Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are defined as follows:
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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no transfers of assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the three months ending March 31, 2013.

	As of March 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities
U.S. government sponsored agency securities	$15,959	$—	$15,959	$—
Residential mortgage-backed securities	604,136	—	604,136	—
Commercial mortgage-backed securities	140,120	—	140,120	—
Collateralized mortgage obligations	18,045	—	18,045	—
State and municipal obligations	260,138	—	259,587	551
Total available for sale investment securities	1,038,398	—	1,037,847	551
Loans	4,725	—	4,725	—
Loans held for sale	668,937	—	668,937	—
Assets held in employee deferred compensation plans	3,592	3,592	—	—
Derivative instruments	22,906	—	22,906	—
Mortgage servicing rights	106,576	—	—	106,576
Mortgage derivative instruments	12,547	—	2,947	9,600
Liabilities:
Derivative instruments	18,542	—	18,542	—
Mortgage derivative instruments	4,068	—	4,068	—

	As of December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities
U.S. Treasury securities	$9,998	$—	$9,998	$—
U.S. government sponsored agency securities	16,056	—	16,056	—
Residential mortgage-backed securities	576,714	—	576,714	—
Commercial mortgage-backed securities	146,700	—	146,700	—
Collateralized mortgage obligations	21,446	—	21,446	—
State and municipal obligations	166,024	—	165,473	551
Total available for sale investment securities	936,938	—	936,387	551
Loans	5,308	—	5,308	—
Loans held for sale	938,379	—	938,379	—
Assets held in employee deferred compensation plans	3,085	3,085	—	—
Derivative instruments	24,268	—	24,268	—
Mortgage servicing rights	78,917	—	—	78,917
Mortgage derivative instruments	19,104	—	3,786	15,318
Liabilities:
Derivative instruments	19,693	—	19,693	—
Mortgage derivative instruments	985	—	985	—

The table below includes a rollforward of the amounts reported on the Consolidated Balance Sheets for the periods indicated (including the effect of the measurement of fair value on earnings or OCI) for assets measured at fair value on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

	For the Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
	Investment Securities		Mortgage Servicing Rights		Mortgage Derivatives
	(in thousands)
Beginning balance	$551	$819	$78,917	$8,742	$15,318	$4,706
Total net gains (losses) recorded in:
Net income	—	—	1,363	946	(5,718)	283
Purchases	—	—	4,233	5,632	—	—
Originations	—	—	22,063	7,074	—	—
Transfers	—	3,750	—	—	—	—
Fair value at period end	$551	$4,569	$106,576	$22,394	$9,600	$4,989
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

	As of March 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$33,708	$—	$24,881	$8,827
OREO and repossessed assets	19,093	—	—	19,093

	As of December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$25,766	$—	$15,427	$10,339
OREO and repossessed assets	18,672	—	—	18,672
At March 31, 2013, the Company had $33.7 million of impaired loans and $19.1 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 value of impaired loans during the three months ended March 31, 2013, represents sales, payments or net charge-offs of $4.3 million and 2 additional impaired loans with fair value of $2.8 million which reflects the charge to earnings of $900,000 to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets for the three months ended March 31, 2013, included $2.4 million of additions and $2.0 million of sales/settlements and write-downs which reduced OREO assets classified as Level 3.

The following table presents quantitative information about Level 3 fair value measurements as of March 31, 2013:

	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Range of Qualitative Information (Weighted Average)
MEASURED ON A RECURRING BASIS:
Available for sale securities	$551	See (1) below	See (1) below	See (1) below
Mortgage interest rate lock commitments (Mortgage derivative instruments)	9,600	Sales cash flow	Expected closing ratio	33.53% -96.00% (79.61%)
			Expected delivery price	94.44 bps –108.15 bps (103.13 bps)
Mortgage servicing rights	106,576	Discounted cash flow	Weighted average prepayment speed (CPR) (2)	7.4% – 35.9% (10.0%)
			Weighted average discount rate	10.00% - 11.75% (10.01%)
			Weighted average maturity, in months	109 – 358 (309)
			Delinquencies	0% - 25% (0.29%)
			Costs to service	$64 - $76 ($67)
MEASURED ON A NON-RECURRING BASIS:
Loans	8,827	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (3) below	0% - 100%
OREO and repossessed assets	19,093	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (4) below	5% - 20%

(1)	Fair value can be based on discounted cash flow, offer prices or par. Each available for sale security is evaluated on an individual basis.

(2)	CPR or conditional prepayment rate is the proportion of the principal of a pool of loans that is assumed to be paid off prematurely each period.

(3)
Management’s assessment of the liquidation value of collateral is based on third party information including current appraisals, current financial statements and bank statements, inventory reports, and accounts receivable aging and may be further reduced by a management determined rate. Each loan is evaluated on an individual basis.

(4)
Management’s assessment of the liquidation value of collateral is based on a third party appraised value. The value is further reduced by a management determined rate and estimated costs to sell. Each loan is evaluated on an individual basis.

The significant unobservable inputs used in the fair value measurement of the Company’s available for sale securities classified as Level 3 include interest rates and expected life. Generally, an increase in interest rates would result in a lower fair value measurement and a decrease in interest rates would result in a higher fair value measurement. An increase in expected life would result in a higher fair value measurement and a decrease in expected life would result in a lower fair value measurement.
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
The significant unobservable inputs used in the fair value measurement of the Company’s MSRs include prepayment speeds, discount rates, delinquencies and cost to service. Significant increases in prepayment speeds, discount rates, delinquencies or cost to service would result in a significantly lower fair value measurement. Conversely, significant decreases in prepayment speeds, discount rates, delinquencies or costs to service would result in a significantly higher fair value measurement. With the exception of changes in delinquencies, which can change the cost to service, the unobservable inputs move independently of each other.

Key economic assumptions used in the measuring of the fair value of the MSRs and the sensitivity of the fair value to immediate adverse changes in those assumptions at March 31, 2013 are presented in the following table:

March 31, 2013
(dollars in thousands except weighted average costs to service)

Weighted average prepayment speed (CPR)	10.00%
Impact on fair value of 10% adverse change	$(4,124)
Impact on fair value of 20% adverse change	(7,982)

Weighted average discount rate	10.01%
Impact on fair value of 10% adverse change	$(4,174)
Impact on fair value of 20% adverse change	(8,041)

Weighted average delinquency rate	0.29%
Impact on fair value of 10% adverse change	$(408)
Impact on fair value of 20% adverse change	(816)

Weighted average costs to service	$67,000
Impact on fair value of 10% adverse change	$(1,401)
Impact on fair value of 20% adverse change	(2,801)
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
Subordinated notes:
The subordinated notes issued by the Company in 2010 have been valued at the present value of estimated future cash flows using current market rates and credit spreads for an instrument with a like maturity.
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

The estimated fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$135,880	$135,880	$135,880	$—	$—
Available for sale investments	1,038,398	1,038,398	—	1,037,847	551
Held to maturity investments	391,573	399,858	—	399,858	—
Loans held for sale	668,937	668,937	—	668,937	—
Loans, net of allowance	3,140,644	3,197,311	—	29,606	3,167,705
Investment in FHLB and FRB stock	64,976	64,976	—	64,976	—
Accrued interest receivable	15,940	15,940	15,940	—	—
Derivative financial instruments	35,453	35,453	—	25,853	9,600
Other assets	3,592	3,592	3,592	—	—
Total financial assets	$5,495,393	$5,560,345	$155,412	$2,227,077	$3,177,856
Financial Liabilities:
Deposits without stated maturities	$2,928,048	$2,928,048	$2,928,048	$—	$—
Deposits with stated maturities	866,346	867,495	—	867,495	—
Short-term borrowings	1,136,586	1,136,594	—	1,136,594	—
Accrued interest payable	2,114	2,114	2,114	—	—
Derivative financial instruments	22,610	22,610	—	22,610	—
Junior subordinated debentures	86,607	78,143	47,347	30,796	—
Subordinated notes, net	33,460	37,643	—	37,643	—
Total financial liabilities	$5,075,771	$5,072,647	$2,977,509	$2,095,138	$—
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$3,578	$3,578	$—	$3,578	$—
Standby letters of credit	338	338	—	338	—
Total off-balance-sheet financial instruments	$3,916	$3,916	$—	$3,916	$—

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$166,385	$166,385	$166,385	$—	$—
Available for sale investments	936,938	936,938	—	936,387	551
Held to maturity investments	330,819	342,231	—	342,231	—
Loans held for sale	938,379	938,379	—	938,379	—
Loans, net of allowance	3,086,112	3,139,173	—	20,735	3,118,438
Investment in FHLB and FRB stock	74,950	74,950	—	74,950	—
Accrued interest receivable	15,506	15,506	15,506	—	—
Derivative financial instruments	43,372	43,372	—	28,054	15,318
Other assets	3,085	3,085	3,085	—	—
Total financial assets	$5,595,546	$5,660,019	$184,976	$2,340,736	$3,134,307
Financial Liabilities:
Deposits without stated maturities	$2,565,403	$2,565,403	$2,565,403	$—	$—
Deposits with stated maturities	962,939	964,947	—	964,947	—
Short-term borrowings	1,463,019	1,463,002	—	1,463,002	—
Accrued interest payable	3,191	3,191	3,191	—	—
Derivative financial instruments	20,678	20,678	—	20,678	—
Junior subordinated debentures	86,607	70,982	46,367	24,615	—
Subordinated notes, net	33,366	37,549	—	37,549	—
Total financial liabilities	$5,135,203	$5,125,752	$2,614,961	$2,510,791	$—
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$3,572	$3,572	$—	$3,572	$—
Standby letters of credit	437	437	—	437	—
Total off-balance-sheet financial instruments	$4,009	$4,009	$—	$4,009	$—
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
The Banking operating segment includes commercial banking, asset-based lending, equipment finance, retail banking and all other functions that support those units. The Mortgage Banking operating segment originates mortgage loans for sale to investors and for the Company's portfolio through its retail and broker channels. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The Other segment includes subordinated debt expense, certain parent company activities and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments.
The accounting policies of the individual operating segments are generally the same as those of the Company. Segment results are presented based on our management accounting practices. The information presented in our segment reporting is based on internal allocations, which involve management judgment. The application and development of management reporting methodologies is a dynamic process and is subject to periodic adjustments and enhancements.
The following table presents financial information from the Company’s operating segments and the Other category as of the dates indicated:

	Banking		Mortgage Banking		Other*		Consolidated Total
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(in thousands)
Net interest income (loss)	$36,181	$37,366	$6,414	$2,283	$(1,912)	$(3,847)	$40,683	$35,802
Provision for loan losses	292	7,225	8	125	—	—	300	7,350
Total noninterest income	7,646	6,372	32,030	17,531	43	43	39,719	23,946
Total noninterest expense	25,543	24,676	26,212	11,892	—	—	51,755	36,568
Income (loss) before income taxes	17,992	11,837	12,224	7,797	(1,869)	(3,804)	28,347	15,830
Income tax expense (benefit)	7,107	4,676	3,405	2,646	578	(961)	11,090	6,361
Net income (loss)	$10,885	$7,161	$8,819	$5,151	$(2,447)	$(2,843)	$17,257	$9,469
Total average assets	$4,487,276	$4,233,634	$1,150,884	$422,787	$4,032	$3,600	$5,642,192	$4,660,021
Average loans	2,885,961	2,739,091	291,875	198,094	—	—	3,177,836	2,937,185
Average held for sale loans	—	—	715,502	192,037	—	—	715,502	192,037

*	The Other category includes subordinated note expense, certain parent company activities and residual income tax expense (benefit).

13. Subsequent Events:
Events subsequent to the balance sheet date of March 31, 2013 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company has determined that there was no additional evidence about conditions that existed at the date of the balance sheet or any new nonrecognized subsequent event that would need to be disclosed in order to keep the financial statements from being misleading through the date these financial statements were filed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act') reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “might,” “contemplate,” “plan,” “predict,” “potential,” “should,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2013 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.
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

•
Regulatory requirements including rules jointly proposed (and subsequently indefinitely delayed) by the U.S. federal bank regulatory agencies to implement Basel III, growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.

•
We have not paid a dividend on our common stock since the second quarter of 2008. In addition, regulatory restrictions and liquidity constraints at the holding company level could impair our ability to make distributions on our outstanding securities.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the section captioned “Risk Factors” in our December 31, 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 8, 2013. You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this filing.
Introduction
Taylor Capital Group, Inc. is the holding company of Cole Taylor Bank (the “Bank”), a commercial bank headquartered in Chicago. The Bank specializes in serving the banking needs of closely held businesses and the people who manage them. Through its national businesses, the Bank also provides asset-based lending, residential mortgage lending and commercial equipment leasing through a growing network of offices throughout the United States. At March 31, 2013, we had assets of $5.77 billion, deposits of $3.79 billion and stockholders' equity of $573.3 million.
The following discussion and analysis focuses on the significant factors affecting our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in our 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013, or any other future period. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed above under the caption “Cautionary Note Regarding Forward-Looking Statements”.
Application of Critical Accounting Policies
Our accounting and reporting policies conform to United States of America generally accepted accounting principles (“U.S. GAAP”) and general reporting practices within the financial services industry. Our accounting policies are described in the section captioned “Notes to Consolidated Financial Statements – 1. Summary of Significant Accounting and Reporting Policies” in our 2012 Annual Report on Form 10-K.
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
Allowance for Loan Losses
We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in our loan portfolio. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include a general allowance computed by applying loss factors to categories of loans outstanding in the portfolio and specific allowances for identified problem loans and portfolio categories. We maintain our allowance for loan losses at a level that we consider sufficient to absorb probable losses inherent in our portfolio as of the balance sheet date. In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors including: historical charge-off experience; changes in the size of our loan portfolio; changes in the composition of our loan portfolio and the volume of delinquent, criticized and impaired loans. In addition, we use information about specific borrower situations, including their financial position, work-out plans and estimated collateral values under various liquidation scenarios to estimate the risk and amount of loss on loans to those borrowers. Finally, we also consider many qualitative factors, including general economic and business conditions, duration of the current business cycle, the impact of competition on our underwriting terms, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of risk of loss and amount of loss on any loan are complicated by the uncertainties surrounding not only our borrowers’ probability of default, but also the fair value of the underlying collateral. Continuing illiquidity in the Chicago area real estate market has maintained the recent relative uncertainty with respect to real estate values. Because of the degree of uncertainty and the sensitivity of valuations to the underlying assumptions regarding holding periods until sale and the collateral liquidation method, our actual losses may materially vary from our current estimates.
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
Derivative Financial Instruments
We use derivative financial instruments (“derivatives”), including interest rate swaps and corridor agreements, interest rate swaptions, callable interest rate swaps, as well as interest rate lock and forward loan sale commitments, to either accommodate individual customer needs or to assist in our interest rate risk management. All derivatives are measured and reported at fair value on our Consolidated Balance Sheets as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, is recognized in current earnings during the period of the change in the fair value. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings.
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
The fair value of forward loan sale commitments is based on quoted prices for similar assets in active markets that we have the ability to access. We use an external valuation model that relies on internally developed input to estimate the fair value of our interest rate lock commitments.
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
Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other-than-temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings, changes in credit ratings and a cash flow analysis, considering default rates, loss severities based upon the location of the collateral, and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We use other independent pricing sources to obtain fair value estimates and perform discounted cash flow analysis for selected securities. When the discounted cash flow analysis obtained from those independent pricing sources indicates that we expect all future principal and interest payments will be received in accordance with their original contractual terms, we do not intend to sell the security, and we more likely than not will not be required to sell the security before recovery, the unrealized loss is deemed temporary. If such analysis shows that we do not expect to be able to recover our entire investment, an other-than-temporary impairment charge will be recorded in current earnings for the amount of the credit loss component. The amount of impairment related to factors other than the credit loss is recognized in OCI. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the uncertainties surrounding not only the specific security and its underlying collateral but also current economic conditions. Our cash flow estimates for mortgage related securities are based on estimates of mortgage default rates, severity of loss and prepayments. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other-than-temporary and may have a material impact on our Consolidated Statements of Income.
Valuation of Mortgage Servicing Rights
The Company originates and sells residential mortgage loans in the secondary market and may retain the right to service the loans sold. Servicing involves the collection of payments from individual borrowers and the distribution of those payments to the investors or master servicer. Upon a sale of mortgage loans for which MSRs are retained, the retained MSRs asset is capitalized at the fair value of future net cash flows expected to be realized for performing servicing activities. MSRs may also be acquired in a bulk purchase. Purchased MSRs are recorded at the purchase price at the date of purchase and at fair value thereafter.
MSRs do not trade in an active market with readily observable prices. The Company determines the fair value of MSRs by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of MSRs include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the valuation model are validated on a periodic basis. The fair value is validated on a quarterly basis with an independent third party. Material discrepancies between the internal valuation and the third party valuation are analyzed and an internal committee determines whether or not an adjustment should be made to bring the internal valuation in line with the external valuation.
The Company has elected to account for MSRs using the fair value option. Changes in the fair value are recognized in mortgage banking revenue on the Company's Consolidated Statements of Income.
RESULTS OF OPERATIONS
Overview
Net income applicable to common stockholders was $13.6 million, or $0.44 per diluted common share for the three months ended March 31, 2013, compared to net income applicable to common stockholders of $7.7 million, or $0.26 per diluted common share, for the three months ended March 31, 2012. This increase in income applicable to common stockholders for the three months ended March 31, 2013, was primarily the result of an increase in mortgage banking revenue and a decrease in provision for loan losses and decreased funding costs. Partially offsetting these items was an increase in salaries and employee benefits expense due to an increase in headcount and incentive compensation expense and an increase in volume related mortgage expenses.
Highlights

•
Pre-tax, pre-provision operating earnings (a non-GAAP financial measure defined below) increased 21.5% to $29.2 million for the quarter ended March 31, 2013, as compared to $24.0 million for the quarter ended March 31, 2012.

•	In the first quarter of 2013, total revenue (a non-GAAP financial measure defined below) was $80.4 million, an increase from $58.9 million for the first quarter of 2012.

•	Total commercial loans increased to $2.82 billion at March 31, 2013, up $257.5 million or 10.1% from March 31, 2012.

•	Total deposits grew to $3.79 billion at March 31, 2013, up $804.8 million or 26.9% from March 31, 2012.

•	Mortgage origination volume was $1.91 billion for the first quarter of 2013, up $1.01 billion or 113.2% from the first quarter of 2012.

•	At March 31, 2013, commercial criticized and classified loans totaled $138.5 million, down from $161.0 million at March 31, 2012.

•	Return on average common equity was 14.82% for the first quarter of 2013 up from 10.15% for the first quarter of 2012.

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
Pre-tax, pre-provision operating earnings is a non-GAAP financial measure in which provision for loan losses, nonperforming asset expense and certain non-recurring items, such as gains and losses on investment securities and early debt extinguishment expense are excluded from income before taxes. Revenue is a non-GAAP financial measure calculated as net interest income plus noninterest income less gains and losses on investment securities.
The following table reconciles the income before income taxes to pre-tax, pre-provision operating earnings for the periods indicated.

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Income before income taxes	$28,347	$15,830
Add back (subtract):
Credit costs:
Provision for loan losses	300	7,350
Nonperforming asset expense	559	694
Credit costs subtotal	859	8,044
Other:
Gains on sales of investment securities, net	(1)	(956)
Early extinguishment of debt	—	1,001
Impairment of investment securities	—	125
Other subtotal	(1)	170
Pre-tax, pre-provision operating earnings	$29,205	$24,044

The following table details the components of revenue for the periods indicated.
	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Net interest income	$40,683	$35,802
Noninterest income	39,719	23,946
Add back (subtract):
Gains on sales of investment securities, net	(1)	(956)
Impairment of investment securities	—	125
Revenue	$80,401	$58,917

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
Net interest income was $40.7 million for the first quarter of 2013, an increase of $4.9 million, or 13.7%, from $35.8 million for the first quarter of 2012.
Our net interest margin on a tax equivalent basis was 3.18% for the first quarter of 2013, a decrease of 11 basis points from 3.29% for the first quarter of 2012. Reductions in loan and investment yields have been partially offset by deliberate changes in the funding mix to reduce funding costs. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets.
The yield on average earning assets decreased from 4.25% in the first quarter of 2012 to 3.72% in the first quarter of 2013 due to decreased yields on both loans and investment securities. The yield earned on loans declined to 4.06% in the first quarter of 2013 from 4.58% in the first quarter of 2012. Commercial loan yields were lower in the first quarter of 2013 as compared to the first quarter of 2012 due to competitive pricing pressure on new loans and changes in the mix of the portfolio. The yield on the investment securities portfolio decreased to 3.18% in the first quarter of 2013 from 3.54% in the first quarter of 2012 due to the generally lower interest rate environment.
The yield on total interest-bearing liabilities declined from 1.22% in the first quarter of 2012 to 0.78% in the first quarter of 2013. The early extinguishment of several long-term borrowings and significant anticipated deposit repricing, largely in customer certificates of deposit and brokered certificates of deposits, contributed to this reduction. In addition, in the third quarter of 2012 we prepaid $60.0 million of 10% subordinated notes in a continuation of our efforts to lower overall funding costs.
Average interest-earning assets during the first quarter of 2013 were $5.25 billion as compared to $4.41 billion during the first quarter of 2012, an increase of $842.5 million, or 19.1%. Average loan balances increased $240.7 million, or 8.2%, primarily due to growth in mortgage loans held in our portfolio, an increase in lease receivables, a business that was launched in mid-2012, and growth in commercial and industrial loans. Average loans held for sale were $715.5 million for the first quarter of 2013 and $192.0 million for the first quarter of 2012, an increase of $523.5 million or 272.7%. This increase was related to the increase in mortgage loan origination volume. Average investment balances decreased $78.8 million, or 6.1%, from the first quarter of 2012 to the first quarter of 2013.
Total average interest-bearing deposits balances increased to $2.42 billion in the first quarter of 2013, compared to $2.29 billion in the first quarter of 2012, an increase of $138.5 million, due to an increase in money market and NOW accounts associated with on-going deposit raising efforts, partially offset by a continued decline in time deposits. Noninterest-bearing deposits increased $580.0 million in the first quarter of 2013 primarily due to an increase in consumer checking account balances primarily from our relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry.
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

	Three Months Ended March 31, 2013 Versus Three Months Ended March 31, 2012 Increase/(Decrease)
	VOLUME	RATE	DAYS*	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$718	$(1,118)	$(125)	$(525)
Cash equivalents	(1)	(1)	—	(2)
Loans held for sale	4,294	(355)	(20)	3,919
Loans	2,683	(3,891)	(368)	(1,576)
Total interest-earning assets				1,816
INTEREST PAID ON:
Interest-bearing deposits	317	(1,404)	(59)	(1,146)
Total borrowings	294	(2,566)	(56)	(2,328)
Total interest-bearing liabilities				(3,474)
Net interest income, tax-equivalent				$5,290

*	Represents variance due to one less day in the three months ended March 31, 2013 versus the three months ended March 31, 2012.

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

	For the Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Net interest income as stated	$40,683	$35,802
Tax-equivalent adjustment-investments	769	357
Tax-equivalent adjustment-loans	29	32
Tax-equivalent net interest income	$41,481	$36,191
Yield on earning assets without tax adjustment	3.66%	4.21%
Yield on earning assets – tax-equivalent	3.72%	4.25%
Net interest margin without tax adjustment	3.12%	3.26%
Net interest margin – tax-equivalent	3.18%	3.29%
Net interest spread without tax adjustment	2.88%	2.99%
Net interest spread – tax-equivalent	2.94%	3.02%
The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The tables contain certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	For the Three Months Ended March 31,
	2013			2012
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,123,923	$8,617	3.07%	$1,214,586	$10,318	3.40%
Tax-exempt (tax-equivalent) (2)	236,290	2,196	3.72%	66,859	1,020	6.10%
Total investment securities	1,360,213	10,813	3.18%	1,281,445	11,338	3.54%
Cash equivalents	555	1	0.72%	960	3	1.24%
Loans held for sale	715,502	5,777	3.23%	192,037	1,858	3.87%
Loans (2) (3):
Commercial and commercial real estate	2,722,748	28,357	4.17%	2,611,527	29,838	4.52%
Lease receivables	48,870	372	3.04%	—	—	—%
Residential real estate mortgages	358,161	2,426	2.71%	259,532	2,134	3.29%
Home equity and consumer	48,057	563	4.75%	66,126	697	4.23%
Fees on loans		163			788
Net loans (tax-equivalent) (2)	3,177,836	31,881	4.06%	2,937,185	33,457	4.58%
Total interest-earning assets (2)	5,254,106	48,472	3.72%	4,411,627	46,656	4.25%

NON-EARNING ASSETS:
Allowance for loan losses	(83,022)			(105,068)
Cash and due from banks	150,548			90,103
Accrued interest and other assets	320,560			263,359
TOTAL ASSETS	$5,642,192			$4,660,021

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	1,475,894	1,897	0.52%	$1,019,219	1,545	0.61%
Savings deposits	40,255	7	0.07%	39,107	7	0.07%
Time deposits	908,623	2,360	1.05%	1,227,968	3,858	1.26%
Total interest-bearing deposits	2,424,772	4,264	0.71%	2,286,294	5,410	0.95%
Short-term borrowings	1,099,956	420	0.15%	854,257	564	0.26%
Long-term borrowings	—	—	—%	120,618	500	1.64%
Junior subordinated debentures	86,607	1,443	6.66%	86,607	1,472	6.80%
Subordinated notes	33,414	864	10.34%	89,758	2,519	11.23%
Total interest-bearing liabilities	3,644,749	6,991	0.78%	3,437,534	10,465	1.22%

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	1,333,958			753,995
Accrued interest, taxes, and other liabilities	92,833			61,933
Total noninterest-bearing liabilities	1,426,791			815,928
STOCKHOLDERS’ EQUITY	570,652			406,559
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,642,192			$4,660,021
Net interest income (tax-equivalent) (2)		$41,481			$36,191
Net interest spread (tax-equivalent) (2) (4)			2.94%			3.02%
Net interest margin (tax-equivalent) (2) (5)			3.18%			3.29%

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
(6) Yield/Rates are annualized.

Provision for Loan Losses
The provision for loan losses is based on the allowance for loan losses deemed necessary to cover probable losses in our portfolio as of the balance sheet date. Our provision for loan losses was $300,000 for the quarter ended March 31, 2013, compared to $7.4 million for the quarter ended March 31, 2012. The decrease in provision expense reflects volume and mix changes in the loan portfolio and a lower level of net charge-offs in the three months ended March 31, 2013, compared to the three months ended March 31, 2012.
Noninterest Income
The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Service charges	$3,491	$3,291
Mortgage banking revenue	32,030	17,530
Gains on sales of investment securities, net	1	956
Letter of credit and other loan fees	1,091	945
Change in market value of employee deferred compensation plan	118	167
Other derivative income	1,560	561
Other noninterest income	1,428	496
Total noninterest income	$39,719	$23,946

Total noninterest income was $39.7 million during the first quarter of 2013, compared to $23.9 million in the first quarter of 2012, an increase of $15.8 million, or 66.1%. This increase was primarily due to an increase in mortgage banking revenue generated by Cole Taylor Mortgage. Mortgage banking revenue totaled $32.0 million in the first quarter of 2013, an increase of $14.5 million from the first quarter of 2012, primarily driven by an increase in loan originations of $1.01 billion. Mortgage loan origination margins were at a lower level than those seen at the end of 2012. Mortgage loan originations and margins on mortgage loan sales in the second quarter of 2013 are expected to be consistent with the first quarter of 2013. Mortgage servicing revenue increased due to an increase in the mortgage servicing portfolio of $8.12 billion between these two periods.
Service charges increased from $3.3 million in the first quarter of 2012 to $3.5 million in the first quarter of 2013 due to pricing adjustments and an increase in the number of deposit relationships.
The first quarter of 2012 included gains on the sale of investment securities of $1.0 million. These securities were sold at the same time as an early extinguishment of debt occurred. Gains on the sale of investment securities in the first quarter of 2013 were $1,000.
Other derivative income increased $1.0 million from the first quarter of 2012 to the first quarter of 2013 due to an increase in the volume of customer swap transactions and related fees collected and a positive mark-to-market adjustment on fair value hedges.
Other noninterest income was $496,000 in first quarter of 2012 and $1.4 million in the first quarter of 2013, an increase of $932,000. The first quarter of 2012 included $125,000 in impairment of investment securities. No such impairment was recognized in the first quarter of 2013. Fees from covered calls were $488,000 in the first quarter of 2013 compared to zero in the first quarter of 2012. Partnership income increased $172,000 in the first quarter of 2013 related to timing of receipt.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, and medical insurance	$23,740	$15,488
Incentives, commissions and retirement benefits	10,288	8,149
Total salaries and employee benefits	34,028	23,637
Occupancy of premises	2,568	2,175
Furniture and equipment	737	615
Nonperforming asset expense	559	694
FDIC assessment	2,024	1,702
Early extinguishment of debt	—	1,001
Legal fees, net	858	856
Loan expense, net	2,371	1,118
Outside services	2,496	579
Computer processing	966	586
Other noninterest expense	5,148	3,605
Total noninterest expense	$51,755	$36,568
Efficiency ratio	64.37%	62.07%

Noninterest expense increased $15.2 million, or 41.5%, to $51.8 million in the first quarter of 2013, as compared to $36.6 million during the first quarter of 2012. The higher level of noninterest expense in the first quarter of 2013 was primarily the result of increased salaries and employee benefits as well as an increase in other noninterest expense.
Total salaries and employee benefits expense during the first quarter of 2013 was $34.0 million, compared to $23.6 million during the first quarter of 2012, an increase of $10.4 million or 44.1%. This increase was primarily driven by an increase in salaries, employment taxes, and medical insurance expense, which increased $8.3 million for the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012, primarily due to an increased number of employees. The number of full time equivalent employees was 1,011 at March 31, 2013, as compared to 652 at March 31, 2012. This increase was primarily due to 325 new employees at Cole Taylor Mortgage, including the integration of retail branches. Incentives, commissions and retirement benefits increased from $8.1 million in the first quarter of 2012 to $10.3 million in the first quarter of 2013 due to increases in corporate and mortgage incentive expense and an increase in the number of employees.
Occupancy of premises increased from $2.2 million for the quarter ended March 31, 2012 to $2.6 million for the quarter ended March 31, 2013. This increase was primarily a result of increased rental space and associated lease expense at Cole Taylor Mortgage as it expanded operations.
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

Nonperforming asset expense totaled $559,000 for the quarter ended March 31, 2013, compared to $694,000 for the quarter ended March 31, 2012. This decrease primarily was due to fewer write-downs on OREO properties partially offset by an increase in foreclosure expense.
A quantification of the amount of nonperforming asset expense in the held for sale and held for investment loan categories for the periods indicated is as follows:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Held for sale	$30	$511
Held for investment	529	183
Total	$559	$694
The first quarter of 2012 included $1.0 million in early extinguishment of debt expense related to the termination of a FHLB long-term advance due to a decision to shift funding sources to lower cost alternatives. This early extinguishment occurred at the same time as a sale of available for sale investment securities occurred. There was no early extinguishment of debt expense in the first quarter of 2013.
FDIC assessment expense was $2.0 million in the first quarter of 2013 and $1.7 million in the first quarter of 2012, an increase of $300,000. This increase was related to net asset growth.
Loan expense, net increased from $1.1 million in the first quarter of 2012 to $2.4 million in the first quarter of 2013 due to an increase in mortgage originations.
Outside services was $579,000 in the first quarter of 2012 and $2.5 million in the first quarter of 2013, an increase of $1.9 million. This increase was due to an increase in sub-servicing expense resulting from growth in the mortgage servicing portfolio.
Computer processing expense increased $380,000 from the first quarter of 2012 to the first quarter of 2013. This increase is due to increase in mortgage volume and other mortgage information technology expenses.
Other noninterest expense increased from $3.6 million for the three months ended March 31, 2012 to $5.1 million for the three months ended March 31, 2013, an increase of $1.5 million. This increase was primarily due to increases in mortgage loan expenses, employee development expense, consulting expense, taxes other than income taxes and expense associated with callable certificates of deposit.
Efficiency Ratio
The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, excluding gains or losses on investment securities). Generally, a lower efficiency ratio indicates that an entity is operating more efficiently.
Our efficiency ratio was 64.37% in the first quarter of 2013, compared to 62.07% during the first quarter of 2012. The increase in the efficiency ratio was due primarily to the increase in salaries and benefits expense and volume related mortgage expenses in the first quarter of 2013, partially offset by the increase in total revenue.
Income Taxes
Income tax expense increased from $6.4 million in the first quarter of 2012 to $11.1 million for the first quarter of 2013, an increase of $4.7 million. This increase was primarily due to the increase in our income before income taxes, which increased from $15.8 million in the first quarter of 2012 to $28.3 million in the first quarter of 2013.
As of March 31, 2013, the deferred tax asset totaled $25.4 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses, employee benefits, basis adjustments on our portfolio of other real estate owned assets ("OREO") and federal and state net operating loss carry forwards. We are largely relying on forecasted earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax asset.

In making this determination, we considered our recent earnings trends and the prospects that the key drivers of profitability will continue in the future. Beginning in 2008, we operated under a strategy previously referred to as "fix and grow." This strategy focused on remediating asset quality issues, while simultaneously growing and diversifying our earnings stream. After experiencing several years of significant losses, we recorded pre-tax book income of $18.0 million during the full year of 2011 and $103.6 million during the full year of 2012. The improved operating results were mainly due to growth in our mortgage operations, a decrease in the provision for loan losses, and growth in our commercial and industrial portfolio, primarily from our asset-based lending business. For purposes of this determination, we used forecasts of future earnings that do not rely on significant increases in the level of profitability to realize our deferred tax asset. In addition, the forecasts do not rely on asset sales, non-routine transactions, a material change in the relationship between taxable income and pre-tax book income or any tax strategies. Earnings forecasts are subject to a variety of risks and uncertainties that could impact our operations. For a description of the various risks and uncertainties impacting our operations, see the "Risk Factors" section of our recent Annual Report on Form 10-K for the period ended December 31, 2012, filed with the SEC on March 8, 2013.
Segment Review
As described in Note 11 – “Segment Reporting” of the Notes to the Consolidated Financial Statements, we have two principal operating segments: Banking and Mortgage Banking.
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
Banking Segment
Net income for the Banking segment for the quarter ended March 31, 2013 was $10.9 million, an increase of $3.7 million from net income of $7.2 million for the quarter ended March 31, 2012. Net interest income of $36.2 million for the first quarter of 2013 was $1.2 million less than net interest income of $37.4 million for the same period in 2012. The decrease was due to compression of commercial loan yields due to competitive pricing pressures on new loans and changes in the mix of the portfolio, partially offset by deposit repricing and deliberate changes to the funding mix to reduce funding costs. Noninterest income increased from $6.4 million in the first quarter of 2012 to $7.6 million in the first quarter of 2013, an increase of $1.2 million. Service charges increased $202,000 due to pricing adjustments and an increase in the number of deposit relationships. Gains on the sale of available for sale investment securities were $1.0 million in the first quarter of 2012 related to securities that were sold at the same time as an early extinguishment of debt occurred. Gains on the sale of available for sale investment securities were $1,000 in the first quarter of 2013. Other derivative income increased $1.0 million due to an increase in fees related to customer swaps and favorable mark-to-market adjustments. Fees from covered calls were $489,000 in the first quarter of 2013 compared to zero in the first quarter of 2012. Partnership income increased $172,000 related to timing of receipt. The first quarter of 2012 included $125,000 in impairment of investment securities. No such impairment was recognized in the first quarter of 2013.
Noninterest expense was $25.5 million in the first quarter of 2013 as compared to $24.7 million in the first quarter of 2012, an increase of $800,000. This increase was primarily due to an increase in salaries and benefits expense of $1.7 million due to additional staff, including the addition of the equipment finance group, merit increases and an increase in incentive compensation. The first quarter of 2012 included $1.0 million in early extinguishment of debt expense related to the termination of a FHLB long-term advance due to a decision to shift funding sources to lower cost alternatives. There was no early extinguishment of debt expense in the first quarter of 2013. Taxes other than income taxes increased $274,000 and expense associated with callable certificates of deposit was $184,000 in first quarter of 2013 compared to zero in first quarter of 2012.
Provision for loan losses was $300,000 in the first quarter of 2013, a decrease of $6.9 million from the first quarter of 2012 (see Provision for Loan Losses section above for additional detail.)
Mortgage Banking Segment
Net income for the Mortgage Banking segment for the first quarter of 2013 was $8.8 million, a $3.6 million increase from net income of $5.2 million for the first quarter of 2012. Net interest income increased $4.1 million, from $2.3 million for the quarter ended March 31, 2012 to $6.4 million for the quarter ended March 31, 2013 driven by an increase in both the held for sale and mortgage portfolio loans. Noninterest income also increased significantly, moving from $17.5 million in the first quarter of 2012 to $32.0 million in the first quarter of 2013. This increase was primarily primarily driven by an increase in loan originations of $1.0 billion. Mortgage loan origination margins were at a lower level than those seen at the end of 2012. Mortgage loan originations and margins on mortgage loan sales in the second quarter of 2013 are expected to be consistent with the first quarter of 2013. Mortgage servicing revenue increased due to an increase in the mortgage servicing portfolio of $8.12 billion. Noninterest expense increased from $11.9 million in the first quarter of 2012 to $26.2 million in the first quarter of 2013. The increase was largely due to increased salaries and employee benefits expense and incentive compensation expense due to additional headcount and an increase in commission based incentive compensation. Volume related loan expenses also increased.
FINANCIAL CONDITION
Overview
Total assets decreased $32.0 million, or 0.6%, to $5.77 billion at March 31, 2013 from total assets of $5.80 billion at December 31, 2012, primarily as a result of decreases in loans held for sale and cash and cash equivalents. Total liabilities decreased $45.7 million to $5.20 billion at March 31, 2013 from $5.24 billion at December 31, 2012, resulting from decreased short-term borrowings, partially offset by an increase in total deposits. Total stockholders’ equity at March 31, 2013 was $573.3 million as compared to $559.6 million at December 31, 2012, reflecting the impact of net income for the three months ended March 31, 2013, partially offset by a decrease in the market value of available for sale investment securities.
Investment Securities
Investment securities totaled $1.43 billion at March 31, 2013, compared to $1.27 billion at December 31, 2012, an increase of $162.2 million, or 12.8%. During the three months ended March 31, 2013, in addition to principal paydowns we purchased $267.9 million of investment securities and sold $30.3 million of available for sale investment securities, consisting mostly of mortgage related securities.
As of March 31, 2013, mortgage related securities (at estimated fair value) comprised approximately 76% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.
At March 31, 2013, we had a net unrealized gain of $36.5 million in our available for sale investment portfolio, which was comprised of $38.6 million of gross unrealized gains and $2.1 million of gross unrealized losses. At December 31, 2012, the net unrealized gain was $43.6 million, which was comprised of $44.8 million of gross unrealized gains and $1.2 million of gross unrealized losses. The gross unrealized losses of twelve months or longer at March 31, 2013 related to two investment securities with a carrying value of $3.8 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subject to further analysis to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the two securities with gross unrealized losses at March 31, 2013, one has been in a loss position for 12 months or more and had an unrealized loss position of more than 10% of amortized cost. After an analysis was performed, it was determined that no additional credit loss was expected and no other-than-temporary impairment charge was recorded in the three months ended March 31, 2013.
As a member of Federal Home Loan Bank ("FHLB"), we are required to hold FHLB stock. The amount of FHLBC stock that we are required to hold is based on the Bank’s asset size and the amount of borrowings from the FHLBC. At March 31, 2013, we held $53.3 million of FHLBC stock and maintained $1.07 billion of FHLB advances. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred.

Loans
The composition of our loan portfolio as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013		December 31, 2012
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans:
Commercial and industrial	$1,577,241	49%	$1,590,587	50%
Commercial real estate secured	1,013,252	31	965,978	30
Residential construction and land	40,620	1	45,903	2
Commercial construction and land	121,212	4	103,715	3
Lease receivables	65,028	2	50,803	2
Total commercial loans	2,817,353	87	2,756,986	87
Consumer	411,905	13	416,635	13
Gross loans	3,229,258	100%	3,173,621	100%
Less: Unearned discount	(6,464)		(5,318)
Loans	3,222,794		3,168,303
Less: Allowance for loan losses	(82,150)		(82,191)
Loans, net	$3,140,644		$3,086,112

Loans Held for Sale	$668,937		$938,379
Gross loans increased $55.6 million to $3.23 billion at March 31, 2013, from gross loans of $3.17 billion at December 31, 2012. Commercial loans, which include commercial and industrial (“C&I”), commercial real estate secured, construction and land loans and lease receivables, increased $60.4 million, or 2.2%. The increase in commercial loans during the three months ended March 31, 2013 consisted of a $47.3 million, or 4.9%, increase in commercial real estate secured loans, a $17.5 million, or 16.9%, increase in commercial construction and land loans and a $14.2 million, or 28.0%, increase in lease receivables. These increases were partly offset by a decrease of $13.3 million, or 0.8%, in C&I loans and a decrease of $5.3 million, or 11.5%, in residential construction and land loans. Consumer loans decreased by $4.7 million, or 1.1%, from December 31, 2012 to March 31, 2013.
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
Total C&I loans decreased to $1.58 billion at March 31, 2013 compared to $1.59 billion at December 31, 2012, and accounted for 49% of our total loan portfolio at March 31, 2013. A decrease in C&I loans in our commercial banking group was partially offset by an increase in C&I loans originated by the commercial equipment finance group that was started in 2012 and loans originated by our asset-based lending group.

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
The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	March 31, 2013		December 31, 2012
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$107,861	11%	$109,266	11%
Office/mix use property	124,542	12	113,216	12
Commercial properties	107,642	11	111,852	12
Specialized – other	70,271	7	69,827	7
Other commercial properties	27,140	2	28,870	3
Subtotal commercial non-owner occupied	437,456	43	433,031	45
Commercial owner occupied	463,166	46	425,723	44
Multi-family properties	112,630	11	107,224	11
Total commercial real estate secured	$1,013,252	100%	$965,978	100%
Our commercial real estate secured loans increased $47.3 million, or 4.9%, to $1.01 billion at March 31, 2013, as compared to $966.0 million at December 31, 2012. Approximately 90% of the total commercial real estate secured portfolio consists of loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties. The increase in commercial real estate secured loans reflects the establishment of several new relationships, primarily in the commercial owner-occupied area, as we are selectively reentering this market.
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
Our residential construction and land loans decreased by $5.3 million, or 11.5%, to $40.6 million at March 31, 2013, as compared to $45.9 million at December 31, 2012. Commercial construction and land loans totaled $121.2 million at March 31, 2013 as compared to $103.7 million at December 31, 2012, an increase of $17.5 million, or 16.9%. We are selectively reentering certain commercial construction and land markets.

Our lease financing business offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases for U.S. middle market companies. We have a general equipment focus with limited specialization of equipment types.
The risk characteristics of equipment leases are similar to those of C&I loans and are largely influenced by general economic conditions, such as inflation, recessionary pressures, the rate of unemployment and other factors that affect the borrower's operations and the value of the underlying equipment. Our credit risk strategy emphasizes consistent underwriting standards and diversification by industry and customer size. In addition to credit risk, equipment leases may entail residual value risk. Residual values are thoroughly analyzed prior to entering into a lease and closely monitored during the term. Lease conditions also mitigate residual risk. Our approach places syndication at the front end of the sales process which enables market confirmation of our judgment as to structure, term, residual and price; however, we had no syndicated leases as of March 31, 2013. Our leasing business has a national focus which also diversifies our risk geographically.
Our lease receivables totaled $58.6 million (net of unearned discounts) at March 31, 2013, compared to $45.5 million at December 31, 2012.
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
Total consumer loans decreased $4.7 million, or 1.1%, to $411.9 million at March 31, 2013, compared to $416.6 million at December 31, 2012. This decrease was the result of the run-off of home equity loans.
Nonperforming Assets
The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$ —	$ —	$ —
Nonaccrual loans:
Commercial and industrial	16,010	16,705	21,076
Commercial real estate secured	23,096	14,530	30,185
Residential construction and land	742	4,495	7,113
Commercial construction and land	26,375	15,220	26,046
Consumer	5,181	8,587	9,078
Total nonaccrual loans	71,404	59,537	93,498
Total nonperforming loans	71,404	59,537	93,498
OREO and repossessed assets	27,218	24,259	36,941
Total nonperforming assets	$98,622	$83,796	$130,439
Performing restructured loans not included in nonperforming assets	$22,739	$17,456	$14,828
Nonperforming loans to total loans*	2.22%	1.88%	3.22%
Nonperforming assets to total loans plus OREO and repossessed property*	3.03%	2.62%	4.44%
Nonperforming assets to total assets	1.71%	1.44%	2.78%
*Several credit ratios have been revised to exclude loans held for sale from total loans. Prior period ratios have been adjusted where necessary to reflect this change.
Nonperforming assets were $98.6 million, or 1.71% of total assets at March 31, 2013, compared to $83.8 million, or 1.44% of total assets at December 31, 2012, and $130.4 million, or 2.78% of total assets at March 31, 2012. Although nonperforming assets increased from December 31, 2012 to March 31, 2013 due to the movement of a limited number of relationships into the nonaccrual category, the overall decrease in nonperforming assets compared to March 31, 2012 is reflective of the continued focus to strengthen credit quality combined with an active resolution process. During the three months ended March 31, 2013, $341,000 of nonperforming loans were charged-off and $5.0 million of loans were transferred to OREO.
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
Commercial construction and land nonaccrual loans are the largest category of nonaccrual loans at $26.4 million and comprise approximately 37% of all nonaccrual loans. Despite the increase in nonaccrual loans in the first quarter of 2013, which was primarily due to a limited number of relationships, the overall trend in migration to this category is down over the last twelve months.
Other real estate owned and repossessed assets
OREO and repossessed assets totaled $27.2 million at March 31, 2013, as compared to $24.3 million at December 31, 2012 and $36.9 million at March 31, 2012. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Balance at beginning of period	$24,259	$35,622
Transfers from loans	5,040	5,600
Dispositions	(2,081)	(3,986)
Change in impairment	—	(295)
Balance at end of period	$27,218	$36,941
The level of OREO and repossessed assets increased during the first three months of 2013. During the three months ended March 31, 2013, we transferred $5.0 million from loans into OREO and repossessed assets. The loans transferred primarily consisted of $2.3 million from our commercial real estate secured portfolio, $618,000 from our commercial construction and land portfolio and $2.2 million from our consumer portfolio. During the three months ended March 31, 2013, we sold several OREO properties. We did not reduce the carrying value of OREO and repossessed assets during the three months ended March 31, 2013, as the estimated fair value did not decrease further.

Impaired loans
At March 31, 2013, impaired loans totaled $90.1 million, compared to $70.3 million at December 31, 2012, and $99.3 million at March 31, 2012. The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	March 31, 2013	December 31, 2012	March 31, 2012
	(in thousands)
Impaired loans:
Commercial and industrial	$20,197	$18,241	$26,667
Commercial real estate secured	36,305	25,925	34,405
Residential construction and land	742	4,495	7,114
Commercial construction and land	26,375	15,220	26,045
Consumer	6,494	6,462	5,055
Total impaired loans	$90,113	$70,343	$99,286
Recorded balance of impaired loans:
With related allowance for loan losses	$50,189	$30,744	$61,813
With no related allowance for loan losses	39,924	39,599	37,473
Total impaired loans	$90,113	$70,343	$99,286
Allowance for losses on impaired loans:
Commercial and industrial	$8,540	$8,006	$10,214
Commercial real estate secured	1,584	1,121	3,745
Residential construction and land	—	—	1,047
Commercial construction and land	3,546	2,930	7,464
Total allowance for losses on impaired loans	$13,670	$12,057	$22,470
The increase in impaired loans during the three months ended March 31, 2013 primarily resulted from the movement of a limited number of relationships into the nonaccrual loan category. The allowance for loan losses related to impaired loans increased during the three months ended March 31, 2013 and totaled $13.7 million at March 31, 2013, as compared to $12.1 million at December 31, 2012 and $22.5 million at March 31, 2012. The increase in the allowance for losses on impaired loans in the three months ended March 31, 2013 was primarily due to an increase in specific reserves on a limited number of credits. The percentage of allowance on impaired loans to total impaired loans increased to 15.2% at March 31, 2013, compared to 17.1% at December 31, 2012. Commercial real estate secured loans comprised approximately 40% of all impaired loans and 12% of the allowance for loan losses on impaired loans at March 31, 2013.
Through an individual impairment analysis, we determined that at March 31, 2013, $50.2 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $13.7 million. We also held $39.9 million of impaired loans for which the individual analysis did not result in a measure of impairment and, therefore, no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. Because the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based on estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.
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
Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the current contractual repayment schedule for both interest and principal, as well as TDRs. Unless modified in a TDR, certain homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At March 31, 2013, we held $22.7 million of loans classified as performing restructured loans (performing TDRs) which includes commercial loans of $17.4 million and consumer loans of $5.3 million.
The balance of nonaccrual and impaired loans as of March 31, 2013 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$66,223	$66,223
Commercial loans on accrual but impaired	n/a	17,396
Consumer loans	5,181	6,494
	$71,404	$90,113
Potential problem loans
As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. At March 31, 2013, these potential problem loans totaled $5.3 million. Of these potential problem loans at March 31, 2013, $5.2 million were in our commercial real estate secured portfolio and $59,000 were in our commercial construction and land portfolio. In comparison, potential problem loans at December 31, 2012 totaled $9.7 million. The potential problem loans at December 31, 2012 included $60,000 of commercial construction and land loans, $4.0 million of commercial and industrial loans and $5.6 million of commercial real estate secured loans. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.
Allowance for Loan Losses
We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance includes identifying problem loans, estimating the amount of probable loss related to those loans, estimating probable losses from specific portfolio segments and evaluating the impact on our loan portfolio of a number of economic and qualitative factors. When we estimate the amount of probable loss related to specific portfolio segments, we calculate historic loss rates based upon current and a number of prior years charge-off experience for each separate loan grouping identified. The historical loss rates are then weighted based on our evaluation of the duration of the economic cycle to arrive at a current expected loss rate. The 2013 allowance reflects the loss experience from the last four years, while the 2012 allowance reflects loss experience from the last three year period. Although management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that our allowance will prove sufficient to cover actual loan losses in the future.

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	Three months ended
	March 31, 2013	March 31, 2012
	(dollars in thousands)
Average loans*	$3,177,836	$2,937,185
Loans at end of period*	$3,222,794	$2,903,797
Allowance for loan losses:
Allowance at beginning of period	$82,191	$103,744
Charge-offs, net of recoveries:
Commercial and commercial real estate	114	(15,347)
Real estate construction	174	(1,197)
Residential real estate mortgages and consumer	(629)	(1,041)
Total net charge-offs	(341)	(17,585)
Provision for loan losses	300	7,350
Allowance at end of period	$82,150	$93,509
Annualized net charge-offs to average total loans*	0.04%	2.39%
Allowance to total loans at end of period (excluding loans held for sale)	2.55%	3.22%
Allowance to nonperforming loans	115.05%	100.01%
*Several items have been revised to exclude loans held for sale from total loans. Prior period items have been adjusted where necessary to reflect this change.
Our allowance for loan losses was $82.2 million at March 31, 2013, or 2.55% of end of period loans (excluding loans held for sale) and 115.05% of nonperforming loans. In comparison, at March 31, 2012, our allowance for loan losses was $93.5 million, or 3.22% of end of period loans (excluding loans held for sale) and 100.01% of nonperforming loans. Net charge-offs during the three months ended March 31, 2013 were $341,000, or 0.04% of average loans on an annualized basis. In comparison, net charge-offs during the three months ended March 31, 2012 were $17.6 million, or 2.39% of average loans on an annualized basis.
Loans Held for Sale
At March 31, 2013 and December 31, 2012, the held for sale portfolio consisted solely of loans originated by Cole Taylor Mortgage. We intend to sell these loans as part of our normal mortgage operations and have elected to account for these loans at fair value. At March 31, 2013, we held $668.9 million of loans classified as held for sale as compared to $938.4 million at December 31, 2012. The decrease in loans held for sale was due to the timing of loan sales and the lower level of mortgage loan originations in the first quarter of 2013 as compared to the fourth quarter of 2012. The aggregate, unpaid principal balance associated with these loans was $648.3 million at March 31, 2013, with an unrealized gain of $20.6 million, which was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income. The aggregate, unpaid principal of these loans was $901.3 million at December 31, 2012, with an unrealized gain of $37.1 million.
Mortgage Servicing Rights
We sell residential mortgage loans originated by Cole Taylor Mortgage into the secondary market and retain servicing rights on a portion of the loans sold. On sales where MSRs are retained, a MSR asset is capitalized, which represents the fair value of future net cash flows expected to be realized for performing servicing activities. In addition to the MSRs resulting from the retention of servicing on loans originated by Cole Taylor Mortgage, we completed bulk purchases of MSRs of $4.2 million in the three months ended March 31, 2013 and $10.3 million of MSRs in the three months ended December 31, 2012, which were recorded at at the purchase price at the date of purchase and at fair value thereafter.
We have elected to account for all MSRs using the fair value option. The balance of the MSR asset was $106.6 million at March 31, 2013 and $78.9 million at December 31, 2012. The amount of residential mortgage loans serviced for others at March 31, 2013 was $10.51 billion and $8.53 billion at December 31, 2012.

Deposits
Total deposits increased $266.1 million to $3.79 billion at March 31, 2013 from $3.53 billion at December 31, 2012. During the three months ended March 31, 2013, noninterest-bearing deposits increased $146.8 million and interest-bearing deposits increased $119.3 million. The increase in noninterest-bearing deposits was primarily due to an increase in consumer checking account balances primarily from our relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry. This was partially offset by a decrease in mortgage servicing related escrow deposits due to seasonality. The increase in interest-bearing deposits reflects the impact of on-going deposit raising efforts and the seasonal timing of certain public funds deposits.
Increases during the three months ended March 31, 2013 included NOW accounts, which increased $246.0 million due to on-going deposit raising efforts and the seasonal timing of certain public fund deposits. Decreases during the three months ended March 31, 2013 included money market deposits, which decreased $3.0 million, brokered money market deposits, which decreased $27.8 million, certificates of deposit, which decreased $13.2 million, brokered certificates of deposit, which decreased $28.3 million, CDARS, which decreased $50.6 million and public time deposits, which decreased $4.5 million.
The following table sets forth the period end balances of total deposits as of each of the dates indicated.

	March 31, 2013	December 31, 2012
	(in thousands)
Noninterest-bearing deposits	$1,326,483	$1,179,724
Interest-bearing deposits
NOW accounts	819,101	573,133
Savings accounts	40,646	39,915
Money market accounts	741,818	744,791
Brokered money market deposits	—	27,840
Certificates of deposit	548,767	561,998
Brokered certificates of deposit	171,320	199,604
CDARS time deposits	135,630	186,187
Public time deposits	10,629	15,150
Total interest-bearing deposits	2,467,911	2,348,618
Total deposits	$3,794,394	$3,528,342
Average deposits for the three months ended March 31, 2013 increased $718.4 million, or 23.6%, to $3.76 billion, compared to $3.04 billion for the three months ended March 31, 2012. Total average time deposits decreased $319.3 million, or 26.0%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, with a decrease of $122.9 million, or 18.3%, in average certificates of deposit and a decrease of $191.1 million, or 51.3%, in average brokered certificates of deposit accounting for most of the decrease.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,333,958	35.5%	—%	$753,995	24.8%	—%
NOW accounts	717,410	19.1	0.58%	348,723	11.5	0.67%
Money market accounts	746,542	19.9	0.47%	670,496	22.1	0.58%
Brokered money market accounts	11,942	0.3		—	—	—%
Savings deposits	40,255	1.1	0.07%	39,107	1.3	0.07%
Time deposits:
Certificates of deposit	550,430	14.6	1.18%	673,361	22.1	1.31%
Brokered certificates of deposit	181,740	4.8	1.34%	372,835	12.2	1.58%
CDARS time deposits	162,662	4.3	0.38%	133,869	4.4	0.47%
Public time deposits	13,791	0.4	0.26%	47,903	1.6	0.39%
Total time deposits	908,623	24.1	1.05%	1,227,968	40.3	1.26%
Total deposits	$3,758,730	100.0%	0.71%	$3,040,289	100.0%	0.95%

Borrowings
Short-term borrowings include customer repurchase agreements, federal funds purchased and short-term FHLB advances, which consist of borrowings from the FHLBC. Short-term borrowings decreased $326.4 million to $1.14 billion at March 31, 2013, as compared to $1.46 billion at December 31, 2012. This decrease was the result of a $200.0 million decrease in FHLB advances and a $107.8 million decrease in Fed Funds purchased. These decreases were due to the decrease in loans held for sale.
Long-term borrowings include term structured repurchase agreements and long-term FHLB advances, which consist of borrowings from the FHLBC. We had no long-term borrowings at March 31, 2013 or December 31, 2012.
At March 31, 2013 and December 31, 2012, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $850.0 million. Of the pre-approved repurchase agreement lines, we had uncollateralized lines available to borrow $850.0 million as of March 31, 2013 and at December 31, 2012.
At March 31, 2013 all borrowings from the FHLBC were collateralized by $368.9 million of investment securities and a blanket lien on $967.5 million of qualified first-mortgage residential, multi-family, home equity and commercial real estate loans. Based on the value of collateral pledged, we had additional borrowing capacity of $46.3 million at March 31, 2013. At December 31, 2012, we maintained collateral of $530.3 million of investment securities and a blanket lien on $920.1 million on qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $57.1 million.
We participate in the FRB’s Borrower In Custody (“BIC”) program. At March 31, 2013, the Bank pledged $511.0 million of commercial loans as collateral and had available $431.9 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $521.2 million of commercial loans as collateral and had available $441.8 million of borrowing capacity under the BIC program at December 31, 2012. There were no borrowings under the BIC program at either March 31, 2013 or December 31, 2012.
Junior Subordinated Debentures
At March 31, 2013, we had $86.6 million outstanding of junior subordinated debentures, comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued to each of these trusts are currently callable at par, at our option. At March 31, 2013, unamortized issuance costs were $2.0 million relating to TAYC Capital Trust I and $333,000 related to TAYC Capital Trust II. Unamortized issuance costs would be immediately recognized as noninterest expense if the debentures were called by us.

Subordinated Notes
The following table describes the subordinated notes outstanding at March 31, 2013 and December 31, 2012. The discount is being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes.

	March 31, 2013	December 31, 2012
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$33,938	$33,938
Unamortized discount	(3,652)	(3,737)
8% subordinated notes issued October 2010, due May 28, 2020	3,562	3,562
Unamortized discount	(388)	(397)
Total subordinated notes, net	$33,460	$33,366

CAPITAL RESOURCES
At March 31, 2013 and December 31, 2012, both the Company and the Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of March 31, 2013
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$701,381	16.50%	>$340,074	>8.00%	>$425,093	>10.00%
Cole Taylor Bank	$564,488	13.33%	>$338,779	>8.00%	>$423,474	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$614,382	14.45%	>$170,037	>4.00%	>$255,056	>6.00%
Cole Taylor Bank	$511,149	12.07%	>$169,390	>4.00%	>$254,084	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	$614,382	10.91%	>$225,261	>4.00%	>$281,577	>5.00%
Cole Taylor Bank	$511,149	9.11%	>$224,527	>4.00%	>$280,658	>5.00%
As of December 31, 2012
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$685,998	16.27%	>$337,408	>8.00%	>$421,761	>10.00%
Cole Taylor Bank	$548,513	13.05%	>$336,172	>8.00%	>$420,215	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$599,504	14.21%	>$168,704	>4.00%	>$253,056	>6.00%
Cole Taylor Bank	$495,575	11.79%	>$168,086	>4.00%	>$252,129	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	$599,504	11.14%	>$215,267	>4.00%	>$269,084	>5.00%
Cole Taylor Bank	$495,575	9.24%	>$214,436	>4.00%	>$268,045	>5.00%

Our Tier I Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets ratios increased from December 31, 2012 to March 31, 2013, primarily due to net income earned. Growth in average assets offset the growth in Tier I Capital leading to a decline in the Leverage ratio.
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
The federal bank regulatory agencies have issued joint proposed rules that would implement an international capital accord called “Basel III,” developed by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors. The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer and would change the risk-weightings of certain assets for the purposes of calculating certain capital ratios. The federal bank regulatory agencies have postponed the effectiveness of any rules in this regard indefinitely. Management continues to assess the effect of the proposed rules on the Company's and the Bank’s capital positions and will monitor developments in this area. It is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.

LIQUIDITY
During the three months ended March 31, 2013, total assets decreased $32.0 million, or 0.6%, primarily due to decreases in our cash and cash equivalents and loans held for sale partially offset by increases in investment securities, loans, mortgage servicing rights and other assets. Cash inflows during the three months ended March 31, 2013 consisted primarily of proceeds of $2.12 billion from sales of loans originated for sale and principal payments, $95.7 million of sales and maturities of investment securities. In addition, we increased deposits by $266.9 million.
Cash outflows during the three months ended March 31, 2013 included $1.84 billion for loans originated for sale, $117.7 million for the purchase of available for sale investment securities, a $59.0 million increase in loans, paydowns of $326.4 million in short-term borrowings, purchase of $82.5 million of held to maturity investment securities, and the payment of $1.9 million in dividends on our Series A Preferred and $1.3 million in dividends on our Series B Preferred.
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
At the holding company level, cash and cash equivalents decreased to $121.4 million at March 31, 2013 from $122.2 million at December 31, 2012. Significant cash outflows during the first three months of 2013 included $2.2 million of interest paid on our junior subordinated debentures and subordinated notes, $1.9 million for the payment of dividends on our Series A Preferred and $1.3 million for the payment of dividends on our Series B Preferred. These cash outflows were partially offset by the payment of a $4.0 million dividend from the Bank to the Company in March 2013.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements include commitments to extend credit and financial guarantees, which are used to meet the financial needs of our customers.
At March 31, 2013, we had $874.3 million of undrawn commitments to extend credit and $77.8 million of financial and performance standby letters of credit. In comparison, at December 31, 2012, we had $866.2 million of undrawn commitments to extend credit and $77.7 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn with no significant loss for these obligations to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At both March 31, 2013 and December 31, 2012, we maintained a liability of $3.6 million for unfunded loan commitments and commitments under standby letters of credit for which we believe funding and loss were probable.

Derivative Financial Instruments
At March 31, 2013, we had $106.9 million of notional amount interest rate swaps that were designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swaps was recorded in other derivative income on the Consolidated Statements of Income in noninterest income.
At March 31, 2013, the Company had $15.0 million of notional amount interest rate swaps that were designated as fair value hedges against certain callable brokered CDs. These swaps are used to convert the fixed rate paid on the callable brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged callable brokered CD is reported as an adjustment to the carrying value of the callable brokered CDs. Total ineffectiveness on these interest rate swaps recorded on the Consolidated Statements of Income in other derivative income in noninterest income.
At March 31, 2013, we had $20.0 million of notional amount interest rate swaps that were designated as cash flow hedges against the variability in the interest paid on our junior subordinated debentures. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged cash flows is reported as an adjustment to OCI.
We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. As of March 31, 2013, $812.5 million of derivative instruments were interest rate swaps related to customer transactions, which were not designated as hedges. At March 31, 2013, we had notional amounts of $406.2 million of interest rate swaps with customers with whom we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of March 31, 2013, we had offsetting interest rate swaps with other counterparties with a notional amount of $406.2 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.
As a normal course of business, Cole Taylor Mortgage uses interest rate swaps, interest rate swaptions, interest rate lock commitments and forward loan sale commitments as derivative instruments to hedge the risk associated with interest rate volatility. The instruments qualify as non-hedging derivatives.
Interest rate swaps are used in order to lessen the price volatility of the MSR asset. At March 31, 2013, we had a notional amount of $192.5 million of interest rate swaps hedging MSRs. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income.
In order to further lessen the price volatility of the MSR asset, the Company may enter into interest rate swaptions. These derivatives allow the Company or the counterparty to the transaction the future option of entering into an interest rate swap at a specific rate for a specified duration. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue on the Consolidated Statements of Income in noninterest income. There were no interest rate swaptions outstanding at March 31, 2013.
We enter into interest rate lock commitments for originated residential mortgage loans. We then use forward loan sale commitments to sell originated residential mortgage loans to offset the interest rate risk of the rate lock commitments, as well as mortgage loans held for sale. At March 31, 2013, we had notional amounts of $860.4 million of interest rate lock commitments and $1.08 billion of forward loan sale commitments. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets or other liabilities with changes in fair value recorded on the Consolidated Statements of Income in mortgage banking revenue on the Consolidated Statements of Income in noninterest income.
We enter into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. There were no covered call options that remained outstanding as of March 31, 2013.
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
Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet and a parallel interest rate rising or declining ramp and uses the balances, rates, maturities and repricing characteristics of all of our existing assets and liabilities, including derivative instruments. These models are built with the sole objective of measuring the volatility of the embedded interest rate risk as of the balance sheet date and, as such, do not provide for growth or changes in balance sheet composition. Projected net interest income is computed by the model assuming market rates remain unchanged and we compare those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. The impact of embedded options in products, such as callable agencies and mortgage-backed securities, real estate mortgage loans and callable borrowings, are also considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of our net interest income to sustained interest rate changes.
Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to increase $1.8 million, or 1.1%, from the net interest income in the rates unchanged scenario at March 31, 2013. At December 31, 2012, the projected variance in the rising rate scenario was an increase of $6.3 million, or 4.2%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both March 31, 2013 and December 31, 2012.
The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	March 31, 2013		December 31, 2012
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$1,779	1.1%	$6,312	4.2%
-200 basis points over one year	N/A	N/A	N/A	N/A
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
NEW ACCOUNTING PRONOUNCEMENTS
In February 2013, the Federal Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. This ASU became effective for reporting periods beginning after December 15, 2012. This accounting standard was adopted by the Company as of the first quarter 2013 and the adoption did not have a material effect on our consolidated financial statements.
In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." ASU 2013-01 clarifies the scope of the disclosures required by ASC 210-20-50, "Balance Sheet - Offsetting." These amendments provide a user of financial statements with comparable information as it relates to certain reconciling differences between financial statements prepared in accordance with U.S. GAAP and those financial statement prepared in accordance with International Financial Reporting Standards. This ASU became retrospectively effective for fiscal years beginning on or after January 1, 2013 and interim periods within those periods. This accounting standard was adopted by the Company as of the first quarter 2013 and the adoption did not have a material effect on our consolidated financial statements.
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

	2013 Quarter Ended	2012 Quarter Ended				2011 Quarter Ended
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(in thousands, except per share data)
Interest income	$47,674	$47,684	$46,192	$46,005	$46,267	$46,345	$47,299	$46,821
Interest expense	6,991	7,174	8,996	9,627	10,465	11,079	12,581	14,578
Net interest income	40,683	40,510	37,196	36,378	35,802	35,266	34,718	32,243
Provision for loan losses	300	1,200	900	100	7,350	10,955	16,240	11,822
Noninterest income	39,719	51,962	47,250	31,889	23,946	16,538	19,432	6,387
Noninterest expense	51,755	55,284	55,899	43,986	36,568	31,846	28,152	27,846
Income/(loss) before income taxes	28,347	35,988	27,647	24,181	15,830	9,003	9,758	(1,038)
Income taxes (benefit)	11,090	14,530	10,898	9,956	6,361	(73,317)	(42)	355
Net income/(loss)	17,257	21,458	16,749	14,225	9,469	82,320	9,800	(1,393)
Preferred dividends and discounts	(3,661)	(1,765)	(1,757)	(1,748)	(1,742)	(12,235)	(2,477)	(2,470)
Net income/(loss) available to common stockholders	$13,596	$19,693	$14,992	$12,477	$7,727	$70,085	$7,323	$(3,863)
Income/(loss) per share:
Basic	$0.45	$0.66	$0.50	$0.42	$0.26	$3.20	$0.35	$(0.19)
Diluted	0.44	0.65	0.49	0.41	0.26	3.20	0.35	(0.19)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are from time to time a party to litigation arising in the normal course of business. As of the date of this report, management knows of no pending or threatened legal actions against the Company that is likely to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

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

3.2
Certificate of Designations of Perpetual Non-cumulative Preferred Stock, Series A, of Taylor Capital Group, Inc. dated November 19, 2012 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed November 20, 2012.)

3.3	Form of Fourth Amended and Restated Bylaws of Taylor Capital Group, Inc., as amended *

10.1	Management Services Agreement, dated as of January 7, 2013, by and between Taylor Capital Group, Inc. and Financial Investments Corporation.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and March 31, 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; and (vi) Notes to Consolidated Financial Statements.**

______________________

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
Date: May 3, 2013
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)