Form 10-Q
period 2013-06-30
TAYLOR CAPITAL GROUP INC
filed 2013-08-02
CIK 1025536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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
______________________________________________
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
.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At July 31, 2013 there were 29,310,390 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$97,764	$165,921
Short-term investments	68	464
Total cash and cash equivalents	97,832	166,385
Investment securities:
Available for sale, at fair value	1,013,635	936,938
Held to maturity, at amortized cost (fair value of $410,828 at June 30, 2013 and $342,231 at December 31, 2012)	420,691	330,819
Loans held for sale	693,937	938,379
Loans, net of allowance for loan losses of $83,576 at June 30, 2013 and $82,191 at December 31, 2012	3,218,972	3,086,112
Premises, leasehold improvements and equipment, net	23,941	16,062
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	79,726	74,950
Mortgage servicing rights, at fair value	145,729	78,917
Other real estate and repossessed assets, net	19,794	24,259
Other assets	187,113	149,589
Total assets	$5,901,370	$5,802,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,138,839	$1,179,724
Interest-bearing	2,553,587	2,348,618
Total deposits	3,692,426	3,528,342
Accrued interest, taxes and other liabilities	133,208	131,473
Short-term borrowings	1,428,855	1,463,019
Long-term borrowings	—	—
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	—	33,366
Total liabilities	5,341,096	5,242,807
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A, 8% perpetual non-cumulative; 4,000,000 shares authorized, 4,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, $25 liquidation value	100,000	100,000
Series B, 5% fixed rate cumulative perpetual; 104,823 shares authorized, 104,823 shares issued and outstanding at June 30, 2013 and December 31, 2012, $1,000 liquidation value	104,745	103,813
Nonvoting convertible; 1,350,000 shares authorized, 1,282,674 shares issued and outstanding at June 30, 2013 and at December 31, 2012	13	13
Common stock, $0.01 par value; 45,000,000 shares authorized; 30,456,637 shares issued at June 30, 2013 and 30,150,040 shares issued at December 31, 2012; 29,098,639 shares outstanding at June 30, 2013 and 28,792,042 shares outstanding at December 31, 2012	305	302
Surplus	416,420	412,391
Accumulated deficit	(38,104)	(63,537)
Accumulated other comprehensive income, net	6,480	36,206
Treasury stock, at cost, 1,357,998 shares at June 30, 2013 and December 31, 2012	(29,585)	(29,585)
Total stockholders’ equity	560,274	559,603
Total liabilities and stockholders’ equity	$5,901,370	$5,802,410

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$37,499	$35,422	$75,128	$70,705
Interest and dividends on investment securities:
Taxable	8,398	9,889	17,015	20,207
Tax-exempt	2,077	691	3,504	1,354
Interest on cash equivalents	1	3	2	6
Total interest income	47,975	46,005	95,649	92,272
Interest expense:
Deposits	4,213	4,938	8,477	10,349
Short-term borrowings	473	629	893	1,192
Long-term borrowings	—	69	—	569
Junior subordinated debentures	1,444	1,464	2,887	2,936
Subordinated notes	763	2,527	1,627	5,046
Total interest expense	6,893	9,627	13,884	20,092
Net interest income	41,082	36,378	81,765	72,180
Provision for loan losses	700	100	1,000	7,450
Net interest income after provision for loan losses	40,382	36,278	80,765	64,730
Noninterest income:
Service charges	3,505	3,355	6,996	6,646
Mortgage banking revenue	38,533	23,014	70,563	40,544
Gains on sales of investment securities, net	6	3,020	7	3,976
Other derivative income	1,704	815	3,264	1,376
Other noninterest income	2,353	1,685	4,990	3,293
Total noninterest income	46,101	31,889	85,820	55,835
Noninterest expense:
Salaries and employee benefits	37,322	28,278	71,350	51,915
Occupancy of premises	2,625	2,136	5,193	4,311
Furniture and equipment	894	786	1,631	1,401
Nonperforming asset expense, net	(1,198)	828	(639)	1,522
Early extinguishment of debt	5,380	2,987	5,380	3,988
FDIC assessment	1,759	1,497	3,783	3,199
Legal fees, net	1,117	757	1,975	1,613
Loan expense, net	2,895	1,425	5,266	2,543
Outside services	2,818	708	5,314	1,287
Other noninterest expense	6,659	4,584	12,773	8,775
Total noninterest expense	60,271	43,986	112,026	80,554
Income before income taxes	26,212	24,181	54,559	40,011
Income tax expense	10,595	9,956	21,685	16,317
Net income	15,617	14,225	32,874	23,694
Preferred dividends and discounts	(3,780)	(1,748)	(7,441)	(3,490)
Net income applicable to common stockholders	$11,837	$12,477	$25,433	$20,204
Basic income per common share	$0.39	$0.42	$0.84	$0.68
Diluted income per common share	0.39	0.41	0.83	0.66
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(dollars in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Net income	$15,617	$14,225	$32,874	$23,694
Other comprehensive income (loss), net of income tax:
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(26,317)	1,069	(30,161)	(517)
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(235)	4,878	(547)	4,906
Change in unrealized loss from cash flow hedging instruments	741	212	982	388
Total other comprehensive income (loss), net of income tax	(25,811)	6,159	(29,726)	4,777
Total comprehensive income (loss), net of income tax	$(10,194)	$20,384	$3,148	$28,471
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited) (dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series D	Preferred Stock, Series G	Nonvoting Convertible Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2012	$100,000	$103,813	$—	$—	$13	$302	$412,391	$(63,537)	$36,206	$(29,585)	$559,603
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	2	—		—	—	2
Exercise of stock options	—	—	—	—	—	—	35	—	—	—	35
Amortization of stock-based compensation awards	—	—	—	—	—		3,915	—	—	—	3,915
Tax expense on options, dividends and vesting	—	—	—	—	—	—	(27)	—	—	—	(27)
Net income	—	—	—	—	—	—	—	32,874	—	—	32,874
Other comprehensive loss	—	—	—	—	—	—	—	—	(29,726)	—	(29,726)
Issuance of common stock for warrant exercise	—	—	—	—	—	1	153	—	—		154
Series A Preferred issuance costs	—	—	—	—	—	—	(47)	—	—	—	(47)
Series A Preferred dividends	—	—	—	—	—	—	—	(3,889)	—	—	(3,889)
Preferred stock dividends and discounts accumulated, Series B	—	932	—	—	—	—	—	(3,552)	—	—	(2,620)
Balance as of June 30, 2013	$100,000	$104,745	$—	$—	$13	$305	$416,420	$(38,104)	$6,480	$(29,585)	$560,274

Balance at December 31, 2011	$—	$102,042	$4	$9	$—	$297	$423,674	$(118,426)	$31,513	$(29,585)	$409,528
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	1	—		—	—	1
Amortization of stock-based compensation awards	—	—	—	—	—	—	972	—	—	—	972
Exercise of stock options	—	—	—	—	—	—	27	—	—	—	27
Net income	—	—	—	—	—	—	—	23,694	—	—	23,694
Other comprehensive income	—	—	—	—	—	—	—	—	4,777	—	4,777
Issuance of common stock for warrant exercise	—	—	—	—	—	1	123	—	—	—	124
Exchange of Series D and G for Nonvoting Preferred	—	—	(4)	(9)	13	—	—	—	—	—	—
Rights offering and Series C and E conversion costs	—	—	—	—	—	—	(96)	—	—	—	(96)
Preferred stock dividends and discounts accumulated, Series B	—	871	—	—	—	—	—	(3,490)	—	—	(2,619)
Balance as of June 30, 2012	$—	$102,913	$—	$—	$13	$299	$424,700	$(98,222)	$36,290	$(29,585)	$436,408
See accompanying notes to consolidated financial statements (unaudited).

TAYLOR CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (dollars in thousands)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$32,874	$23,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other derivative income	(3,264)	(1,376)
Gains on sales of investment securities, net	(7)	(3,976)
Amortization of premiums and discounts, net	5,958	2,876
Other-than-temporary impairment on investment security	—	125
Deferred loan fee amortization	(1,824)	(1,806)
Provision for loan losses	1,000	7,450
Payments on loans held for sale	459	—
Loans originated for sale	(3,623,103)	(1,731,434)
Proceeds from loan sales	3,994,709	1,672,875
Gains from sales of originated mortgage loans	(44,133)	(11,456)
Depreciation and amortization	1,599	1,226
Deferred income tax expense	21,370	14,403
(Gain) loss on sales of other real estate	(1,792)	542
Excess tax benefit (shortfall) on stock options exercised and stock awards	(16)	102
Change in fair value of mortgage derivative instruments	(15,224)	(9,591)
Change in fair value of mortgage servicing rights	(12,205)	755
Other, net	7,360	2,169
Changes in other assets and liabilities:
Accrued interest receivable	(996)	527
Other assets	1,043	(7,492)
Accrued interest payable, taxes and other liabilities	(17,035)	17,023
Net cash provided by (used in) by operating activities	346,773	(23,364)
Cash flows from investing activities:
Purchases of available for sale securities	(278,980)	(193,737)
Purchases of held to maturity securities	(108,538)	(60,311)
Proceeds from principal payments and maturities of available for sale securities	83,005	86,522
Proceeds from principal payments and maturities of held to maturity securities	36,747	9,692
Proceeds from sales of available for sale securities	66,392	205,616
Settlement of prior year investment security purchases	(23,625)	—
Net increase in loans	(262,622)	(87,028)
Net additions to premises, leasehold improvements and equipment	(9,478)	(1,816)
Purchases of FHLB and FRB stock	(54,776)	(12,070)
Proceeds from redemptions of FHLB and FRB stock	50,000	13,665
Purchase of mortgage servicing rights	(12,551)	(26,864)
Net proceeds from sales of other real estate and repossessed assets	11,297	10,113
Net cash used in investing activities	(503,129)	(56,218)

Consolidated Statements of Cash Flow continued on the next page.

TAYLOR CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued) (dollars in thousands)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from financing activities:
Net increase in deposits	165,816	60,965
Net increase (decrease) in short-term borrowings	(34,164)	133,005
Repayments of long-term borrowings	—	(127,500)
Repayment of subordinated notes	(37,500)	—
Net proceeds from preferred stock issuance	(47)	—
Common stock issuance costs	—	28
Common stock issued in cashless warrant conversion	154	—
Restricted stock grant	2	—
Excess tax benefit (shortfall) on stock options exercised and stock awards	16	(102)
Exercise of stock options	35	27
Preferred stock dividends paid and discounts accumulated	(6,509)	(2,619)
Net cash provided by financing activities	87,803	63,804
Net decrease in cash and cash equivalents	(68,553)	(15,778)
Cash and cash equivalents, beginning of period	166,385	121,164
Cash and cash equivalents, end of period	$97,832	$105,386

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,249	$10,786
Income taxes	8,441	1,197
Supplemental disclosures of noncash investing and financing activities:
Transfer of available for sale investment securities to held to maturity investment securities	—	162,798
Available for sale investment securities acquired, not yet settled	1,510	—
Held to maturity investment securities acquired, not yet settled	20,000	—
Change in fair value of available for sale investment securities, net of tax	(30,161)	(517)
Transfer of portfolio loans to held for sale loans	125,546	—
Transfer of held for sale loans to portfolio loans	—	306
Transfer of loans to equity securities	—	3,750
Loans transferred to other real estate and repossessed assets	5,040	7,660
Additions to mortgage servicing rights resulting from originations	42,056	14,801
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation:
These consolidated financial statements contain unaudited information as of June 30, 2013 and for the quarter and six months ended June 30, 2013 and June 30, 2012. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with Taylor Capital Group, Inc.'s (the "Company") audited consolidated financial statements and the related notes. The statement of income for the six months ended June 30, 2013 is not necessarily indicative of the results that the Company may achieve for the full year.
Loans Held for Sale
Loans held for sale consist solely of residential mortgage loans. The Company intends to sell these loans. Loans that were originated and immediately designated as held for sale are accounted for at fair value with changes in fair value recognized in noninterest income. Loans that were originated and held in the loan portfolio and then transferred to held for sale are accounted for at lower of cost or market.
Amounts in the prior year's consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. In 2012, the Company revised the presentation of several schedules in Note 3 - "Loans and Loans Held for Sale" to exclude loans held for sale.
2. Investment Securities:
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at June 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale:
June 30, 2013:
U.S. government sponsored agency securities	$14,977	$384	$—	$15,361
Residential mortgage-backed securities	538,236	7,913	(10,100)	536,049
Commercial mortgage-backed securities	128,397	8,045	—	136,442
Collateralized mortgage obligations	14,953	391	—	15,344
State and municipal obligations	323,888	2,313	(15,762)	310,439
Total at June 30, 2013	$1,020,451	$19,046	$(25,862)	$1,013,635
December 31, 2012:
U.S. Treasury securities	$9,998	$—	$—	$9,998
U.S. government sponsored agency securities	15,073	983	—	16,056
Residential mortgage-backed securities	549,735	27,385	(406)	576,714
Commercial mortgage-backed securities	134,774	11,926	—	146,700
Collateralized mortgage obligations	21,106	340	—	21,446
State and municipal obligations	162,702	4,182	(860)	166,024
Total at December 31, 2012	$893,388	$44,816	$(1,266)	$936,938

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held To Maturity:
June 30, 2013:
U.S. government sponsored agency securities	$9,992	$—	$(620)	$9,372
Residential mortgage-backed securities	253,547	3,284	(8,358)	248,473
Collateralized mortgage obligations	68,421	—	(2,463)	65,958
State and municipal obligations	88,731	77	(1,783)	87,025
Total at June 30, 2013	$420,691	$3,361	$(13,224)	$410,828
December 31, 2012:
Residential mortgage-backed securities	$220,762	$9,150	$(189)	$229,723
Collateralized mortgage obligations	57,853	2,346	(81)	60,118
State and municipal obligations	52,204	186	—	52,390
Total at December 31, 2012	$330,819	$11,682	$(270)	$342,231
As of June 30, 2013, the Company held $1.00 billion (estimated fair value) of mortgage related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties.
Of the total mortgage related investment securities, $997.9 million (estimated fair value), or 99.6%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae and Freddie Mac, and the remaining $4.4 million were private-label residential mortgage related securities.
Investment securities with an approximate book value of $895.9 million at June 30, 2013 and $632.4 million at December 31, 2012, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law. The amount of pledged investment securities has increased due to an increase in deposits and short-term borrowings that require collateral.
The following table summarizes the Company’s gross realized gains and losses for the quarter and six month periods indicated:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Gross realized gains	$6	$3,909	$7	$4,865
Gross realized losses	—	(889)	—	(889)
Net realized gains	$6	$3,020	$7	$3,976

The following table summarizes, for investment securities with unrealized losses as of June 30, 2013 and December 31, 2012, the amount of the unrealized loss and the related fair value. The securities have been further segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available For Sale:
June 30, 2013:
Residential mortgage-backed securities	$179,520	$(9,717)	$3,524	$(383)	$183,044	$(10,100)
State and municipal obligations	247,475	(15,762)	—	—	247,475	(15,762)
Total temporarily impaired available for sale securities	$426,995	$(25,479)	$3,524	$(383)	$430,519	$(25,862)
December 31, 2012:
U.S. government sponsored agency securities	$9,998	$—	$—	$—	$9,998	$—
Residential mortgage-backed securities	24,802	(57)	3,888	(349)	28,690	(406)
State and municipal obligations	52,400	(860)	—	—	52,400	(860)
Total temporarily impaired available for sale securities	$87,200	$(917)	$3,888	$(349)	$91,088	$(1,266)

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Held To Maturity:
June 30, 2013:
U.S. government sponsored agency securities	$9,372	$(620)	$—	$—	$9,372	$(620)
Residential mortgage-backed securities	165,950	(8,086)	12,035	(272)	177,985	(8,358)
Collateralized mortgage obligations	65,958	(2,463)	—	—	65,958	(2,463)
State and municipal obligations	38,481	(1,783)	—	—	38,481	(1,783)
Total temporarily impaired held to maturity securities	$279,761	$(12,952)	$12,035	$(272)	$291,796	$(13,224)
December 31, 2012:
Residential mortgage-backed securities	$26,728	$(189)	$—	$—	$26,728	$(189)
Collateralized mortgage obligations	4,659	(81)	—	—	4,659	(81)
Total temporarily impaired held to maturity securities	$31,387	$(270)	$—	$—	$31,387	$(270)
At June 30, 2013, the Company had four investment securities in an unrealized loss position for 12 or more months with a total unrealized loss of $655,000. Each of the four securities in an unrealized loss position was a residential mortgage-backed security; two were private-label securities and two were issued by government sponsored enterprises.
Of the four residential mortgage-backed securities that were in an unrealized loss position for more than 12 months, three were in an unrealized loss position of less than 10% of amortized cost. As part of its normal process, the Company reviewed these securities, considering the severity and duration of the loss and current credit ratings, and concluded that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for this type of security. The one private-label residential mortgage-backed security in an unrealized loss position for more than 12 months had a total unrealized loss of $354,000, which was greater than 10% of the amortized cost of the security, and was subject to further review for other-than-temporary impairment. If this analysis showed that the Company did not expect to recover its entire investment, an other-than-temporary impairment charge would be recorded for the amount of the expected credit loss.
For the one private-label security that was in an unrealized loss position of more than 10% of amortized cost, the Company obtained fair value estimates from an independent source and performed a cash flow analysis considering default rates, loss severities based upon the location of the collateral and estimated prepayments. The private-label mortgage-backed security had credit enhancements in the form of different investment tranches which impact how cash flows are distributed. The higher level tranches will receive cash flows first and, as a result, the lower level tranches will be first to absorb the losses, if any, from collateral shortfalls. At the time the Company purchased the private-label security, it held one of the highest investment grades, as rated by nationally recognized credit rating agencies. The cash flow analysis took into account the Company’s tranche and the current level of support provided by the lower tranches. The Company believes that market illiquidity continues to impact the value of this private-label security because of the continued lack of active trading. This security does not contain subprime mortgage loans, but does include Alt-A loans, adjustable rate mortgages with initial interest only periods, and loans that are secured by collateral in geographic areas adversely impacted by the housing downturn of recent years. Previously, the Company had recognized an other-than-temporary impairment loss on this one security. The independent cash flow analysis performed at June 30, 2013 indicated that there was no additional expected credit loss on this security. Therefore, the Company expects to recover its entire investment and no other-than-temporary impairment charge was recorded in the quarter ended June 30, 2013.
One additional investment security was evaluated for other-than-temporary impairment at June 30, 2013. This security is in the Company’s state and municipal obligation portfolio and was acquired in 2008 in a loan work out arrangement. Scheduled payments were received as agreed until November 2010. Since that time, two principal and interest payments have been received. The Company had recognized other-than-temporary impairment loss on this security of $381,000 in 2011. The expected future annual cash flows were analyzed as of June 30, 2013 and no additional other-than-temporary impairment was recorded in the second quarter of 2013. The cost and fair value of this investment security was $551,000 at June 30, 2013.
The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at June 30, 2013:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available For Sale:
Due in one year or less	$—	$—
Due after one year through five years	5,101	5,361
Due after five years through ten years	55,370	57,167
Due after ten years	278,394	263,272
Residential mortgage-backed securities	538,236	536,049
Commercial mortgage-backed securities	128,397	136,442
Collateralized mortgage obligations	14,953	15,344
Total available for sale	$1,020,451	$1,013,635

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held To Maturity:
Due after five years through ten years	$9,992	$9,372
Due after ten years	88,731	87,025
Residential mortgage-backed securities	253,547	248,473
Collateralized mortgage obligations	68,421	65,958
Total held to maturity	$420,691	$410,828

Investment securities do not include Cole Taylor Bank's (the "Bank") aggregate investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $79.7 million at June 30, 2013 and $75.0 million at December 31, 2012. These investments are required for membership and are carried at cost.
The Bank must maintain a specified level of investment in FHLBC stock based on the amount of its outstanding FHLB borrowings. At June 30, 2013, the Company had a $68.0 million investment in FHLBC stock, compared to $63.3 million at December 31, 2012. As of June 30, 2013, the Company believes that it will ultimately recover the par value of the FHLBC stock.
3. Loans and Loans Held for Sale:
Loans by type at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Loans:
Commercial and industrial	$1,707,502	$1,590,587
Commercial real estate secured	1,036,303	965,978
Residential construction and land	42,606	45,903
Commercial construction and land	119,839	103,715
Lease receivables	93,999	50,803
Consumer	311,115	416,635
Gross loans	3,311,364	3,173,621
Less: Unearned discount	(8,816)	(5,318)
Loans	3,302,548	3,168,303
Less: Allowance for loan losses	(83,576)	(82,191)
Loans, net	$3,218,972	$3,086,112
Loans Held for Sale:
Total Loans Held for Sale	$693,937	$938,379
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

The following table presents the aging of loans by class at June 30, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
June 30, 2013
Commercial and industrial	$—	$—	$16,577	$16,577	$1,690,925	$1,707,502
Commercial real estate secured	—	—	20,900	20,900	1,015,403	1,036,303
Residential construction and land	—	—	—	—	42,606	42,606
Commercial construction and land	—	—	26,272	26,272	93,567	119,839
Lease receivables, net	—	—	—	—	85,183	85,183
Consumer	4,294	228	5,790	10,312	300,803	311,115
Loans	$4,294	$228	$69,539	$74,061	$3,228,487	$3,302,548
December 31, 2012
Commercial and industrial	$—	$—	$16,705	$16,705	$1,573,882	$1,590,587
Commercial real estate secured	—	—	14,530	14,530	951,448	965,978
Residential construction and land	—	—	4,495	4,495	41,408	45,903
Commercial construction and land	—	—	15,220	15,220	88,495	103,715
Lease receivables, net	—	—	—	—	45,485	45,485
Consumer	4,137	1,974	8,587	14,698	401,937	416,635
Loans	$4,137	$1,974	$59,537	$65,648	$3,102,655	$3,168,303
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

The following table presents the risk categories of loans by class at June 30, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Nonaccrual	Total Loans
	(in thousands)
June 30, 2013
Commercial and industrial	$1,672,673	$16,086	$2,166	$16,577	$1,707,502
Commercial real estate secured	971,984	19,071	24,348	20,900	1,036,303
Residential construction and land	39,046	3,560	—	—	42,606
Commercial construction and land	88,345	5,222	—	26,272	119,839
Lease receivables, net	85,183	—	—	—	85,183
Consumer	305,325	—	—	5,790	311,115
Loans	$3,162,556	$43,939	$26,514	$69,539	$3,302,548
December 31, 2012
Commercial and industrial	$1,540,041	$28,298	$5,543	$16,705	$1,590,587
Commercial real estate secured	914,250	20,194	17,004	14,530	965,978
Residential construction and land	37,150	4,258	—	4,495	45,903
Commercial construction and land	83,159	5,276	60	15,220	103,715
Lease receivables, net	45,485	—	—	—	45,485
Consumer	408,048	—	—	8,587	416,635
Loans	$3,028,133	$58,026	$22,607	$59,537	$3,168,303
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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$4,534	$2,437	$—	$4,998	$3,006	$—
Commercial real estate secured	27,322	19,438	—	31,073	21,442	—
Residential construction and land	—	—	—	16,378	4,495	—
Commercial construction and land	2,395	1,008	—	5,402	4,194	—
Consumer	6,348	5,946	—	6,684	6,462	—
Subtotal	40,599	28,829	—	64,535	39,599	—
With an allowance recorded:
Commercial and industrial	33,377	15,611	8,486	20,595	15,235	8,006
Commercial real estate secured	21,119	16,714	1,820	8,117	4,483	1,121
Commercial construction and land	25,430	25,264	6,024	11,038	11,026	2,930
Subtotal	79,926	57,589	16,330	39,750	30,744	12,057
Total impaired loans	$120,525	$86,418	$16,330	$104,285	$70,343	$12,057

The following table presents average balances of loans individually evaluated for impairment and associated interest income recognized by class of loans as of June 30, 2013 and June 30, 2012:

	June 30, 2013				June 30, 2012
	QTD Average Recorded Balance	YTD Average Recorded Balance	QTD Interest Income Recognized	YTD Interest Income Recognized	QTD Average Recorded Balance	YTD Average Recorded Balance	QTD Interest Income Recognized	YTD Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$2,456	$2,640	$—	$—	$6,517	$8,758	$17	$17
Commercial real estate secured	24,323	23,363	164	321	19,784	15,984	—	—
Residential construction and land	371	1,746	—	—	2,841	2,923	—	—
Commercial construction and land	1,008	2,070	—	—	2,924	4,174	—	—
Consumer	6,220	6,301	37	69	5,836	5,637	27	49
Subtotal	34,378	36,120	201	390	37,902	37,476	44	66
With an allowance recorded:
Commercial and industrial	16,668	16,190	48	84	19,020	24,565	46	115
Commercial real estate secured	11,906	9,431	43	80	15,011	20,345	64	125
Residential construction and land	—	—	—	—	4,218	4,387	—	—
Commercial construction and land	25,315	20,552	—	—	13,438	8,998	—	—
Subtotal	53,889	46,173	91	164	51,687	58,295	110	240
Total impaired loans	$88,267	$82,293	$292	$554	$89,589	$95,771	$154	$306
The majority of the Company's commercial credit customers, as measured by outstanding balances, are located within the Chicago area, although they may do business outside of that area. As of June 30, 2013, approximately 31% of the Company’s loans involved loans that were to some degree secured by real estate properties located primarily within the Chicago area, compared to 31% as of December 31, 2012.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of June 30, 2013 and June 30, 2012:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Lease Receivables	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2012	$35,946	$20,542	$6,642	$8,928	$273	$9,860	$82,191
Provision	(687)	163	(992)	3,830	238	(1,552)	1,000
Charge-offs	(10)	(29)	—	—	—	(1,194)	(1,233)
Recoveries	754	270	221	1	—	372	1,618
Ending balance as of June 30, 2013	$36,003	$20,946	$5,871	$12,759	$511	$7,486	$83,576
Ending balance individually evaluated for impairment	$8,486	$1,820	$—	$6,024	$—	$—	$16,330
Ending balance collectively evaluated for impairment	27,517	19,126	5,871	6,735	511	7,486	67,246

LOANS:
Ending balance individually evaluated for impairment	$18,048	$36,152	$—	$26,272	$—	$5,946	$86,418
Ending balance collectively evaluated for impairment	1,689,454	1,000,151	42,606	93,567	85,183	305,169	3,216,130
Ending balance	$1,707,502	$1,036,303	$42,606	$119,839	$85,183	$311,115	$3,302,548

ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2011	$51,389	$30,319	$8,083	$6,978	$—	$6,975	$103,744
Provision	(1,028)	(716)	(82)	3,629	—	5,647	7,450
Charge-offs	(14,901)	(4,325)	(499)	(4,025)	—	(2,100)	(25,850)
Recoveries	1,042	254	143	—	—	209	1,648
Ending balance as of June 30, 2012	$36,502	$25,532	$7,645	$6,582	$—	$10,731	$86,992
Ending balance individually evaluated for impairment	$9,196	$6,232	$845	$1,189	$—	$—	$17,462
Ending balance collectively evaluated for impairment	27,306	19,300	6,800	5,393	—	10,731	69,530

LOANS:
Ending balance individually evaluated for impairment	$24,406	$35,185	$7,003	$6,679	$—	$6,217	$79,490
Ending balance collectively evaluated for impairment	1,458,021	940,495	47,444	83,411	—	372,966	2,902,337
Ending balance	$1,482,427	$975,680	$54,447	$90,090	$—	$379,183	$2,981,827

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
Commercial and consumer loans modified in a TDR are classified as impaired loans for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement. Nonperforming restructured loans totaled $13.4 million at June 30, 2013 and $22.6 million at December 31, 2012. Performing restructured loans totaled $21.9 million at June 30, 2013 and $17.5 million at December 31, 2012.
The following tables provide information on loans modified in a TDR during the quarters ended June 30, 2013 and June 30, 2012. The pre-modification outstanding recorded balance is equal to the outstanding balance immediately prior to modification. The post-modification outstanding balance is equal to the outstanding balance immediately after modification.

	For the quarter ended			For the quarter ended
	June 30, 2013			June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	—	$—	$—	1	$380	$380
Commercial real estate secured	1	842	842	1	718	718
Consumer	6	578	578	11	988	981
Total	7	$1,420	$1,420	13	$2,086	$2,079

	For the six months ended			For the six months ended
	June 30, 2013			June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	1	$2,659	$2,659	4	$6,117	$6,117
Commercial real estate secured	3	2,147	2,147	2	1,284	1,284
Commercial construction and land	—	—	—	4	20,260	20,260
Consumer	17	1,271	1,271	23	2,005	1,989
Total	21	$6,077	$6,077	33	$29,666	$29,650

The following tables provide information on TDRs that defaulted for the first time during the period indicated and had been modified within the last twelve months:

	For the quarter ended		For the quarter ended
	June 30, 2013		June 30, 2012
	Number of Loans	Recorded Investment at Period End	Number of Loans	Recorded Investment at Period End
	(dollars in thousands)

Consumer	1	$86	1	$224
Total	1	$86	1	$224

	For the six months ended		For the six months ended
	June 30, 2013		June 30, 2012
	Number of Loans	Recorded Investment at Period End	Number of Loans	Recorded Investment at Period End
	(dollars in thousands)

Residential construction and land	—	$—	1	$529
Consumer	1	86	4	642
Total	1	$86	5	$1,171
Loans Held for Sale
At June 30, 2013, loans held for sale of $693.9 million consisted entirely of residential mortgage loans originated by Cole Taylor Mortgage. A portion of these loans had been transferred from the loan portfolio. The unpaid principal balance associated with all loans held for sale was $700.5 million at June 30, 2013. An unrealized loss on these loans of $6.5 million for the six months ended June 30, 2013 and an unrealized gain of $12.2 million for the six months ended June 30, 2012 was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income. None of these loans were 90 days or more past due or on nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.
Loan Participations
The total amount of loans transferred to third parties as loan participations at June 30, 2013 was $189.5 million, all of which has been recognized as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and its servicing responsibilities.

4. Interest-Bearing Deposits:
Interest-bearing deposits at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Commercial interest checking	$336,903	$—
NOW accounts	537,103	573,133
Savings accounts	41,576	39,915
Money market deposits	771,382	744,791
Brokered money market deposits	—	27,840
Time deposits:
Certificates of deposit	557,656	561,998
Brokered certificates of deposit	160,408	199,604
CDARS time deposits	132,552	186,187
Public time deposits	16,007	15,150
Total time deposits	866,623	962,939
Total	$2,553,587	$2,348,618
At June 30, 2013, time deposits in the amount of $100,000 or more totaled $446.2 million compared to $482.2 million at December 31, 2012.
Brokered certificates of deposit (“CDs”) are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and net of the related broker placement fees. Brokered CD placement fees of $700,000 at June 30, 2013 and $1.1 million at December 31, 2012 are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. As of June 30, 2013, the Company had one brokered CD with an aggregate balance of $15.0 million that could be called after a lock-out period but before its stated maturity.  During the six months ended June 30, 2013, the Company incurred $184,000 in expense associated with a brokered CD that was called before its stated maturity.  During the six months ended June 30, 2012, the Company had four brokered CDs with a balance of $60.0 million that could be called after a lock-out period but before their stated maturity. None were called and the Company did not incur any expense associated with brokered CDs that were called before their stated maturity during the six months ended June 30, 2012.
5. Borrowings:
Short-term:
Short-term borrowings at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013		December 31, 2012
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Customer repurchase agreements	$6,790	0.05%	$24,663	0.09%
Federal funds purchased	60,375	0.48	173,356	0.64
FHLB advances	1,360,000	0.13	1,265,000	0.12
Cash flow hedge interest rate swap collateral	1,690	0.09	—	—
Total	$1,428,855	0.15%	$1,463,019	0.19%
Customer repurchase agreements are collateralized financing transactions primarily executed with local Bank clients and with overnight maturities.

FHLB short-term advances at June 30, 2013 and December 31, 2012, consisted of the following:

	Interest Rate	Due Date	Earliest Call Date (if applicable)	June 30, 2013	December 31, 2012
	(dollars in thousands)
FHLB overnight advance	0.130%	January 2, 2013	n/a	$—	$665,000
FHLB advance	0.130	January 2, 2013	n/a	—	200,000
FHLB advance	0.070	January 16, 2013	n/a	—	200,000
FHLB advance	0.150	January 23, 2013	n/a	—	200,000
FHLB overnight advance	0.130	July 1, 2013	n/a	460,000	—
FHLB advance	0.150	July 3, 2013	n/a	100,000	—
FHLB advance	0.115	July 26, 2013	n/a	250,000	—
FHLB advance	0.130	July 31, 2013	n/a	200,000	—
FHLB advance	0.130	July 31, 2013	n/a	50,000	—
FHLB advance	0.150	August 2, 2013	n/a	100,000	—
FHLB advance	0.130	August 28, 2013	n/a	100,000	—
FHLB advance	0.150	September 4, 2013	n/a	100,000	—
Total short-term FHLB advances				$1,360,000	$1,265,000

Long-term:
As of June 30, 2013 and December 31, 2012, the Company had no long-term borrowings.

Collateral:
At June 30, 2013, the FHLB advances were collateralized by $786.4 million of investment securities and blanket liens on $906.2 million of qualified first-mortgage residential loans, multi-family loans, home equity loans and commercial real estate loans. Based on the value of collateral pledged at June 30, 2013, the Bank had additional borrowing capacity at the FHLB of $67.9 million. In comparison, at December 31, 2012, the FHLB advances were collateralized by $530.3 million of investment securities and a blanket lien on $920.1 million of qualified first-mortgage residential, home equity and commercial real estate loans with additional borrowing capacity of $57.1 million.
The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At June 30, 2013, the Bank had pledged $420.3 million of commercial loans as collateral for an available $358.9 million borrowing capacity at the FRB. At June 30, 2013, the Bank had no advances from the FRB. At December 31, 2012, the Bank had pledged $521.2 million of commercial loans as collateral for available borrowing capacity of $441.8 million under the BIC program, with no advances outstanding at December 31, 2012.

6. Subordinated Notes:

On June 20, 2013, the Company prepaid in full the outstanding $37.5 million principal amount of its 8% subordinated notes together with accrued interest, plus a prepayment premium equal to 1.5% of the principal of the notes. The aggregate prepayment amount, which included accrued interest, was sent to the paying agent for the notes on June 19, 2013. The notes had originally been issued in two parts by the Company, $33.9 million on May 28, 2010 and $3.6 million on October 21, 2010. The entire $37.5 million principal had a scheduled maturity date of May 28, 2020.

The aggregate amount of funds required to prepay the notes was $37.5 million principal amount and approximately $604,000 of accrued interest and prepayment premium. In the second quarter of 2013, the Company incurred $5.4 million of early extinguishment of debt expense associated with the unamortized discount, unamortized original issuance costs of the notes and the prepayment premium.

7. Stockholders' Equity:
Stock purchase warrants dated May 28, 2010 and October 21, 2010 (the "warrants") were issued by the Company in connection with the issuance of its 8% subordinated notes due May 28, 2020, which, as described above, were prepaid in full, effective June 20, 2013. These warrants were originally exercisable on a cash basis for an aggregate of 937,500 shares of the Company’s common stock, before anti-dilution adjustments.
Since the issuance of the warrants, holders elected to exercise warrants related to 203,125 shares (before anti-dilution adjustments) on both a cashless and full cash basis. As of June 30, 2013, 47,020 shares were issued to holders who elected to exercise their warrants on a cashless basis and 12,634 shares were issued to holders who elected to exercise their warrants on a cash basis. The proceeds for the cash exercise of the warrants totaled $154,000 and were included in second quarter results. These proceeds will be used for general corporate purposes.
On June 27, 2013, the Company sent a notice of conversion to all of the remaining outstanding warrants into the holders' right to receive an aggregate of 223,377 shares of common stock on a cashless basis in accordance with the terms of the warrants. Shares of common stock issuable related to the June 27, 2013 conversion will be issued to each warrant holder upon surrender to the Company of such warrant holder's warrant.
The common stock issued or remaining to be issued pursuant to to cashless conversions of the warrants was or will be issued without registration in reliance upon Section 3(a)(9) of the Securities Act. No commission or other remuneration was paid in connection with the cashless conversions of the warrants.

8. Other Comprehensive Income (“OCI”):
The following table presents OCI for the periods indicated:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2012
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$(43,308)	$16,994	$(26,314)	$5,721	$(2,345)	$3,376
Less: reclassification adjustment for gains included in net income	(6)	3	(3)	(3,909)	1,602	(2,307)
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(43,314)	16,997	(26,317)	1,812	(743)	1,069
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(490)	255	(235)	8,267	(3,389)	4,878
Cash flow hedging:
Change in net unrealized loss from cash flow hedging instruments	1,240	(499)	741	124	2	126
Less: reclassification adjustment for gains included in net income	—	—	—	175	(89)	86
Change in unrealized loss from cash flow hedging, net of reclassification adjustment	1,240	(499)	741	299	(87)	212
Other comprehensive income (loss)	$(42,564)	$16,753	$(25,811)	$10,378	$(4,219)	$6,159

	For the Six Months Ended			For the Six Months Ended
	June 30, 2013			June 30, 2012
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$(50,357)	$20,200	$(30,157)	$3,989	$(1,635)	$2,354
Less: reclassification adjustment for gains included in net income	(7)	3	(4)	(4,865)	1,994	(2,871)
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(50,364)	20,203	(30,161)	(876)	359	(517)
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(1,012)	465	(547)	8,314	(3,408)	4,906
Cash flow hedging:
Change in net unrealized loss from cash flow hedging	1,644	(662)	982	20	44	64
Less: reclassification adjustment for gains included in net income	—	—	—	523	(199)	324
Change in unrealized loss from cash flow hedging, net of reclassification adjustment	1,644	(662)	982	543	(155)	388
Other comprehensive income	$(49,732)	$20,006	$(29,726)	$7,981	$(3,204)	$4,777

The following table presents the changes in each component of OCI, net of tax, for the three months ended June 30, 2013:

	Net unrealized gains and losses on available for sale securities	Net deferred gains and losses on investment transfer to held to maturity from available for sale	Net unrealized loss from cash flow hedging instruments	Total
	(in thousands)
Balance at March 31, 2013	$28,390	$3,692	$209	$32,291
OCI before reclassification	(26,314)	—	741	(25,573)
Amounts reclassified from OCI	(3)	(235)	—	(238)
Net current period other comprehensive income	(26,317)	(235)	741	(25,811)
Balance as of June 30, 2013	$2,073	$3,457	$950	$6,480

The following table presents the changes in each component of OCI, net of tax, for the six months ended June 30, 2013:

	Net unrealized gains and losses on available for sale securities	Net deferred gains and losses on investment transfer to held to maturity from available for sale	Net unrealized loss from cash flow hedging instruments	Total
	(in thousands)
Balance at December 31, 2012	$32,234	$4,004	$(32)	$36,206
OCI before reclassification	(30,157)	—	982	(29,175)
Amounts reclassified from OCI	(4)	(547)	—	(551)
Net current period other comprehensive income	(30,161)	(547)	982	(29,726)
Balance as of June 30, 2013	$2,073	$3,457	$950	$6,480

The following table presents the amount reclassified out of each component of OCI for the periods indicated:

	Amount reclassified from OCI
Detail of OCI components	Three months ended June 30, 2013	Six months ended June 30, 2013	Affected line item in the statement where net income is presented
	(in thousands)
Net unrealized gains and losses on available for sale securities:
	$6	$7	Gains on sales of investment securities
	(3)	(3)	Income tax expense
	3	4	Net of tax

Amortization of deferred gains and losses on investment transfer to held to maturity from available for sale:
	490	1,012	Interest income
	(255)	(465)	Income tax expense
	235	547	Net of tax

Total reclassifications for the period	$238	$551	Net of tax

9. Earnings Per Share:
Earnings per share is calculated using the two-class method. The calculation of basic earnings per share requires an allocation of earnings to all securities that participate in dividends with common shares, such as unvested restricted stock and preferred participating stock, to the extent that each security may share in the entity’s earnings. Basic earnings per share is calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding. Dilutive earnings per share considers the dilutive effect of all securities that participate in dividends with common shares, as well as common stock equivalents that do not participate in dividends with common stock, such as stock options and warrants to purchase shares of common stock. Dilutive earnings per share is calculated by dividing undistributed earnings allocated to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted average number of common stock equivalents outstanding, provided those common stock equivalents are dilutive. Potentially dilutive common stock equivalents are excluded from the calculation of diluted earnings per share in periods in which the effect of including such shares would reduce the loss per share or increase the income per share (i.e., when the common stock equivalents are antidilutive). To the extent there is an undistributed loss for the period, that loss is allocated entirely to the weighted average number of common shares, as participating security holders have no contractual obligation to share in losses.

The following table sets forth the computation of basic and diluted income per common share for the periods indicated:

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Net income	$15,617	$14,225	$32,874	$23,694
Preferred dividends and discounts	(3,780)	(1,748)	(7,441)	(3,490)
Net income available to common stockholders	$11,837	$12,477	$25,433	$20,204
Undistributed earnings allocated to common shares	$11,183	$11,815	$24,042	$19,124
Undistributed earnings allocated to unvested restricted participating shares	154	123	314	208
Undistributed earnings allocated to preferred participating shares	500	539	1,077	872
Total undistributed earnings	$11,837	$12,477	$25,433	$20,204
Basic weighted-average common shares outstanding	28,687,406	28,158,304	28,641,738	28,114,855
Dilutive effect of stock options	120,840	100,626	122,561	89,984
Dilutive effect of warrants	187,507	835,149	212,943	665,267
Diluted weighted-average common shares outstanding	28,995,753	29,094,079	28,977,242	28,870,106
Basic income per common share	$0.39	$0.42	$0.84	$0.68
Diluted income per common share	0.39	0.41	0.83	0.66

Antidilutive shares not included in diluted earnings per common share calculation:
Stock options	312,327	446,024	312,327	446,024
Warrants	505,479	500,000	505,479	500,000
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
The following is a summary of stock option activity for the six months ended June 30, 2013:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2013	763,506	$16.64
Granted	—	—
Exercised	(4,376)	8.03
Forfeited	—	—
Expired	(74,792)	20.51
Outstanding at June 30, 2013	684,338	16.27
Exercisable at June 30, 2013	588,859	17.75

As of June 30, 2013, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $212,000 and the weighted-average period over which these costs are expected to be recognized is approximately one year.

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
The following table provides information regarding nonvested restricted stock activity for the six months ended June 30, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	245,627	$13.81
Granted	309,468	17.11
Vested	(179,753)	15.86
Forfeited or canceled	(1,313)	17.11
Nonvested at June 30, 2013	374,029	15.54
As of June 30, 2013, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $3.3 million and the weighted-average period over which these costs are expected to be recognized is approximately 1.6 years.
11. Derivative Financial Instruments:
The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, interest rate exchange swap options, or swaptions, callable swaps, agreements to purchase mortgage-backed securities, or mortgage TBAs for which it does not intend to take delivery, and interest rate floors, collars and corridors to manage the interest rate risk associated with its commercial loan portfolio, held for sale loans, brokered CDs, cash flows related to FHLB advances, junior subordinated borrowings, repurchase agreements and mortgage servicing associated with Cole Taylor Mortgage. The Company also has interest rate lock commitments and forward loan commitments associated with Cole Taylor Mortgage that are considered derivatives. Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Bank’s investment portfolios (covered call options).

The following tables describe the derivative instruments outstanding at the dates indicated:

	June 30, 2013
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.243%	1.9 yrs	$3,553
Callable brokered CD interest rate swaps—pay variable/receive fixed	15,000	Receive 3.55% Pay (0.075)%	13.1 yrs	102
Total fair value hedging derivative instruments	121,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	12.0 yrs	1,592
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	141,920
Non-hedging derivative instruments:
Customer interest rate swap —pay fixed/receive variable	426,874	Pay 2.39% Receive 0.223	3.2 yrs	(13,317)
Customer interest rate swap —receive fixed/pay variable	426,874	Receive 2.39% Pay 0.223%	3.2 yrs	13,050
Interest rate swaps—mortgage servicing rights	227,000	Receive 1.65% Pay 0.247%	7.7 yrs	(8,585)
Interest rate swaptions—mortgage servicing rights	40,000	n/a	10.1 yrs	1,513
Mortgage TBAs	30,000	n/a	0.04 yrs	(1,913)
Interest rate lock commitments	871,678	n/a	0.6 yrs	(6,897)
Forward loan sale commitments	1,192,500	n/a	0.1 yrs	51,897
Total non-hedging derivative instruments	3,214,926
Total derivative instruments	$3,356,846

	December 31, 2012
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.290%	2.4 yrs	$4,854
Callable brokered CD interest rate swaps—pay variable/receive fixed	30,000	Receive 3.43% Pay (0.039)%	12.1 yrs	415
Total fair value hedging derivative instruments	136,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	12.5 yrs	(53)
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	156,920
Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	387,171	Pay 2.54% Receive 0.263%	3.2 yrs	(19,640)
Customer interest rate swap—receive fixed/pay variable	387,171	Receive 2.54% Pay 0.263%	3.2 yrs	18,999
Interest rate swaps—mortgage servicing rights	192,500	Receive 1.62% Pay 0.274%	7.8 yrs	3,786
Interest rate lock commitments	1,097,825	n/a	0.1 yrs	15,318
Forward loan sale commitments	1,501,495	n/a	0.1 yrs	(985)
Total non-hedging derivative instruments	3,566,162
Total derivative instruments	$3,723,082
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

The following table shows the net gains (losses) recognized in the Consolidated Statements of Income related to fair value hedging derivatives:

	Consolidated Statement of Income Location	For the Quarter Ended		For the Six Months Ended
		June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
		(in thousands)
Change in fair value of brokered CD interest rate swaps	Other derivative income	$(797)	$233	$(1,301)	$150
Change in fair value of hedged brokered CDs	Other derivative income	803	(222)	1,335	(126)
Ineffectiveness		$6	$11	34	$24

Change in fair value of callable brokered CD interest rate swaps	Other derivative income	$(147)	$154	(313)	$(80)
Change in fair value of hedged callable brokered CDs	Other derivative income	199	(332)	584	49
Ineffectiveness		$52	$(178)	$271	$(31)
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
The table below identifies the gains and losses recognized on the Company's interest rate derivatives designated as cash flow hedges:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Derivatives - effective portion recorded in OCI
Interest rate corridors	$—	$299	$—	$543
Interest rate swap	1,240	—	1,644	—
Total	$1,240	$299	$1,644	$543

Derivatives - effective portion reclassified from OCI to income
Interest rate corridors	$—	$(175)	$—	$(523)
Interest rate swap	—	—	—	—
Total	$—	$(175)	$—	$(523)

Hedge ineffectiveness recorded directly in income
Interest rate corridors	$—	$(1)		$(1)
Interest rate swap	—	—	—	—
	$—	$(1)	$—	$(1)
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

In the normal course of business, Cole Taylor Mortgage uses interest rate swaps, interest rate swaptions, mortgage TBAs, interest rate lock commitments and forward loan sale commitments as derivative instruments to hedge the risk associated with interest rate volatility. The instruments qualify as non-hedging derivatives.
Interest rate swaps are used in order to lessen the price volatility of the mortgage servicing rights ("MSR") asset. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded on the Consolidated Statements of Income in mortgage banking revenue in noninterest income.
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
Another derivative the Company uses to lessen the price volatility of the MSR asset is the mortgage TBA, which is a forward commitment to buy to-be-announced securities for which the Company does not intend to take delivery of the security and will enter into an offsetting position before physical delivery. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded on the Consolidated Statement of Income in mortgage banking revenue in noninterest income.
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
The Company enters into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. Any premiums related to covered call options are recognized on the Consolidated Statements of Income in noninterest income. There were no covered call options outstanding as of June 30, 2013.
Amounts included in the Consolidated Statements of Income related to non-hedging derivative instruments were as follows:

		For the Quarter Ended		For the Six Months Ended
	Consolidated Statements of Income Location	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
		(in thousands)
Customer interest rate swaps - pay fixed/receive variable	Other derivative income	$5,225	$(2,249)	$6,323	$(1,427)
Customer interest rate swaps - pay variable/receive fixed	Other derivative income	(4,908)	2,095	(5,949)	1,249
Interest rate swaps - MSRs	Mortgage banking revenue	(9,385)	2,532	(11,212)	2,098
Interest rate swaptions - MSRs	Mortgage banking revenue	2,605	15	2,605	15
Mortgage TBA	Mortgage banking revenue	(1,913)	—	(1,913)	—
Interest rate lock commitments	Mortgage banking revenue	(16,497)	9,408	(22,215)	9,691
Forward loan sale commitments	Mortgage banking revenue	54,978	(10,734)	52,882	(3,397)

12. Offsetting of Assets and Liabilities:

Derivative asset and liability positions with a single counterparty can be offset against each other in cases where legally enforceable master netting agreements exist. The Company's brokered CD interest rate swaps, callable brokered CD interest rate swaps, cash flow interest rate swaps and interest rate swaps on MSR assets are generally executed under International Swaps and Derivatives Association (“ISDA”) master agreements which provide for this right of offset. The Company's mortgage forward loan sale agreements are generally subject to master securities forward transaction agreements which include netting provisions.
The Company generally does not offset interest rate swaps for financial reporting purposes. The Company does offset forward loan commitments for financial reporting purposes.

Information about financial instruments that are eligible for offset in the Consolidated Balance Sheets as of the dates included is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral	Net Amount
	(in thousands)
As of June 30, 2013
Derivative assets	$58,918	$(260)	$58,658	$(6,519)	$—	$52,139
Derivative liabilities	22,163	(260)	21,903	(6,519)	(15,281)	103

As of December 31, 2012
Derivative assets	10,923	(1,869)	9,054	(8,449)	—	605
Derivative liabilities	22,546	(1,869)	20,677	(8,449)	(11,660)	568
13. Fair Value Measurement:
The Company has elected to account for residential mortgage loans originated by Cole Taylor Mortgage and designated as held for sale at fair value under the fair value option in accordance with ASC 825 – Financial Instruments. (Any mortgages originated, held in the loan portfolio and then transferred to held for sale are accounted for at the lower of cost or market.) When the Company began to retain MSRs in 2011, an election was made to account for these rights under the fair value option. In addition, any purchased MSRs are accounted for under the fair value option. The Company has not elected the fair value option for any other financial asset or liability.
In accordance with ASU 820, the Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are defined as follows:
Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.
Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Significant unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.
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
Loans held for sale:

Loans held for sale includes residential mortgage loans that have been originated by Cole Taylor Mortgage and were originally designated as held for sale, along with residential mortgage loans that have been originated by Cole Taylor Mortgage, were originally held in the loan portfolio and then subsequently transferred to held for sale. The Company has elected to account for the loans that were originally designated as held for sale on a recurring basis under the fair value option. The loans that were transferred from the loan portfolio into held for sale are accounted for at the lower of cost or market.
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
Assets held in employee deferred compensation plans:
Assets held in employee deferred compensation plans are recorded at fair value and included in other assets on the Company’s Consolidated Balance Sheets. The assets associated with these plans are invested in mutual funds and classified as Level 1, as the fair value measurement is based upon available quoted prices. The Company also records a liability included in accrued interest, taxes and other liabilities on its Consolidated Balance Sheets for the amount due employees related to these plans.
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
Mortgage derivatives:
Mortgage derivatives include interest rate swaps, swaptions and mortgage TBAs hedging MSRs, interest rate lock commitments to originate held for sale residential mortgage loans for individual customers and forward commitments to sell residential mortgage loans to various investors. The fair value of the interest rate swaps and swaptions used to hedge MSRs is classified in Level 2 of the hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In accordance with accounting guidance of fair value measurements, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. The fair value of mortgage TBAs and forward loan sale commitments is based on quoted prices for similar assets in active markets that the Company has the ability to access and is classified in Level 2 of the hierarchy. The Company uses an external valuation model that relies on internally developed inputs to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no transfers of assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the six months ended June 30, 2013.

	As of June 30, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities
U.S. government sponsored agency securities	$15,361	$—	$15,361	$—
Residential mortgage-backed securities	536,049	—	536,049	—
Commercial mortgage-backed securities	136,442	—	136,442	—
Collateralized mortgage obligations	15,344	—	15,344	—
State and municipal obligations	310,439	—	309,888	551
Total available for sale investment securities	1,013,635	—	1,013,084	551
Loans	4,418	—	4,418	—
Loans held for sale	580,683	—	580,683	—
Assets held in employee deferred compensation plans	3,831	3,831	—	—
Derivative instruments	18,297	—	18,297	—
MSRs	145,729	—	—	145,729
Mortgage derivative instruments	54,986	—	53,410	1,576
Liabilities:
Derivative instruments	13,317	—	13,317	—
Mortgage derivative instruments	18,971	—	10,498	8,473

	As of December 31, 2012
	(in thousands)
Assets:
Available for sale investment securities
U.S. Treasury securities	$9,998	$—	$9,998	$—
U.S. government sponsored agency securities	16,056	—	16,056	—
Residential mortgage-backed securities	576,714	—	576,714	—
Commercial mortgage-backed securities	146,700	—	146,700	—
Collateralized mortgage obligations	21,446	—	21,446	—
State and municipal obligations	166,024	—	165,473	551
Total available for sale investment securities	936,938	—	936,387	551
Loans	5,308	—	5,308	—
Loans held for sale	938,379	—	938,379	—
Assets held in employee deferred compensation plans	3,085	3,085	—	—
Derivative instruments	24,268	—	24,268	—
MSRs	78,917	—	—	78,917
Mortgage derivative instruments	19,104	—	3,786	15,318
Liabilities:
Derivative instruments	19,693	—	19,693	—
Mortgage derivative instruments	985	—	985	—

The table below includes a rollforward of the amounts reported on the Consolidated Balance Sheets for the periods indicated (including the effect of the measurement of fair value on earnings or OCI) for assets measured at fair value on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

	For the Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	Investment Securities		Mortgage Servicing Rights		Mortgage Derivatives
	(in thousands)
Beginning balance	$551	$4,569	$106,576	$22,394	$9,600	$4,989
Total net gains (losses) recorded in:
Net income	—	—	10,842	(1,702)	(16,497)	9,409
Purchases	—	—	8,318	6,424	—	—
Originations	—	—	19,993	7,727	—	—
Maturities	—	(190)	—	—	—	—
Transfers	—	(3,750)	—	—	—	—
Fair value at period end	$551	$629	$145,729	$34,843	$(6,897)	$14,398

	For the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
	Investment Securities		Mortgage Servicing Rights		Mortgage Derivatives
	(in thousands)
Beginning balance	$551	$819	$78,917	$8,742	$15,318	$4,706
Total net gains (losses) recorded in:
Net income	—	—	12,205	(756)	(22,215)	9,692
Purchases	—	—	12,551	12,056	—	—
Originations	—	—	42,056	14,801	—	—
Maturities	—	(190)	—	—	—	—
Fair value at period end	$551	$629	$145,729	$34,843	$(6,897)	$14,398
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

	As of June 30, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$30,879	$—	$2,704	$28,175
OREO and repossessed assets	11,980	—	—	11,980

	As of December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$25,766	$—	$15,427	$10,339
OREO and repossessed assets	18,672	—	—	18,672
At June 30, 2013, the Company had $28.2 million of impaired loans and $12.0 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 value of impaired loans during the six months ended June 30, 2013, represents sales, payments or net charge-offs of $15.1 million and two additional impaired loans with fair value of $2.8 million which reflects the charge to earnings of $900,000 to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets for the six months ended June 30, 2013, included $2.4 million of additions and $9.1 million of sales/settlements and write-downs which reduced OREO assets classified as Level 3.
The following table presents quantitative information about Level 3 fair value measurements as of June 30, 2013:

	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Range of Qualitative Information (Weighted Average)
MEASURED ON A RECURRING BASIS:
Available for sale securities	$551	See (1) below	See (1) below	See (1) below
Mortgage interest rate lock commitments (Mortgage derivative instruments)	(6,897)	Sales cash flow	Expected closing ratio	48.10% -96.00% (84.15%)
			Expected delivery price	90.58 bps –107.19 bps (100.80 bps)
Mortgage servicing rights	145,729	Discounted cash flow	Weighted average prepayment speed (CPR) (2)	4.5% – 32.6% (8.5%)
			Weighted average discount rate	0.00% - 16.25% (10.06%)
			Weighted average maturity, in months	54 – 447 (308)
			Delinquencies	0% - 100% (0.71%)
			Costs to service	$63 - $250 ($69)
MEASURED ON A NON-RECURRING BASIS:
Loans	28,175	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (3) below	0% - 100%
OREO and repossessed assets	11,980	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (4) below	5% - 20%

(1)	Fair value can be based on discounted cash flow, offer prices or par. Each available for sale security is evaluated on an individual basis.

(2)	CPR or conditional prepayment rate is the proportion of the principal of a pool of loans that is assumed to be paid off prematurely each period.

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
Key economic assumptions used in the measuring of the fair value of the MSRs and the sensitivity of the fair value to immediate adverse changes in those assumptions at June 30, 2013 are presented in the following table:

June 30, 2013
(dollars in thousands except weighted average costs to service)

Weighted average prepayment speed (CPR)	8.50%
Impact on fair value of 10% adverse change	$(4,827)
Impact on fair value of 20% adverse change	(9,373)

Weighted average discount rate	10.06%
Impact on fair value of 10% adverse change	$(6,093)
Impact on fair value of 20% adverse change	(11,713)

Weighted average delinquency rate	0.71%
Impact on fair value of 10% adverse change	$(672)
Impact on fair value of 20% adverse change	(1,344)

Weighted average costs to service	$69
Impact on fair value of 10% adverse change	$(1,967)
Impact on fair value of 20% adverse change	(3,935)
Fair Value of Financial Instruments
The Company is required to provide certain disclosures of the estimated fair value of its financial instruments. A portion of the Company’s assets and liabilities are considered financial instruments. Many of the Company’s financial instruments, however, lack an available, or readily determinable, trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. The Company may use significant estimates and present value calculations for the purposes of estimating fair values. Accordingly, fair values are based on various factors relative to current economic conditions, risk characteristics and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment and, therefore, fair values cannot be determined with precision. Changes in assumptions could significantly affect these estimated values.
In addition to the valuation methodologies explained above for financial instruments recorded at fair value on a recurring and non-recurring basis, the following methods and assumptions were used to determine fair values for other significant classes of financial instruments:

Cash and cash equivalents:
The carrying amount of cash, due from banks, interest-bearing deposits with banks or other financial institutions, federal funds sold, and securities purchased under agreement to resell with original maturities less than 90 days approximates fair value since the maturities of these items are short-term.
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
Short-term borrowings:
The carrying amount of overnight securities sold under agreements to repurchase and federal funds purchased approximates fair value, as the maturities of these borrowings are short-term.
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

Subordinated notes:
The subordinated notes issued by the Company in 2010, which have been redeemed, have been historically valued at the present value of estimated future cash flows using current market rates and credit spreads for an instrument with a like maturity.
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
The estimated fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$97,832	$97,832	$97,832	$—	$—
Available for sale investments	1,013,635	1,013,635	—	1,013,084	551
Held to maturity investments	420,691	410,828	—	410,828	—
Loans held for sale	693,937	694,394	—	694,394	—
Loans, net of allowance	3,218,972	3,277,777	—	7,122	3,270,655
Investment in FHLB and FRB stock	79,726	79,726	—	79,726	—
Accrued interest receivable	16,502	16,502	16,502	—	—
Derivative financial instruments	73,283	73,283	—	71,707	1,576
Other assets	3,831	3,831	3,831	—	—
Total financial assets	$5,618,409	$5,667,808	$118,165	$2,276,861	$3,272,782
Financial Liabilities:
Deposits without stated maturities	$2,825,803	$2,825,803	$2,825,803	$—	$—
Deposits with stated maturities	866,623	867,858	—	867,858	—
Short-term borrowings	1,428,855	1,428,794	—	1,428,794	—
Accrued interest payable	2,549	2,549	2,549	—	—
Derivative financial instruments	32,288	32,288	—	23,815	8,473
Junior subordinated debentures	86,607	79,843	46,440	33,403	—
Total financial liabilities	$5,242,725	$5,237,135	$2,874,792	$2,353,870	$8,473
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$1,501	$1,501	$—	$1,501	$—
Standby letters of credit	287	287	—	287	—
Total off-balance-sheet financial instruments	$1,788	$1,788	$—	$1,788	$—

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$166,385	$166,385	$166,385	$—	$—
Available for sale investments	936,938	936,938	—	936,387	551
Held to maturity investments	330,819	342,231	—	342,231	—
Loans held for sale	938,379	938,379	—	938,379	—
Loans, net of allowance	3,086,112	3,139,173	—	20,735	3,118,438
Investment in FHLB and FRB stock	74,950	74,950	—	74,950	—
Accrued interest receivable	15,506	15,506	15,506	—	—
Derivative financial instruments	43,372	43,372	—	28,054	15,318
Other assets	3,085	3,085	3,085	—	—
Total financial assets	$5,595,546	$5,660,019	$184,976	$2,340,736	$3,134,307
Financial Liabilities:
Deposits without stated maturities	$2,565,403	$2,565,403	$2,565,403	$—	$—
Deposits with stated maturities	962,939	964,947	—	964,947	—
Short-term borrowings	1,463,019	1,463,002	—	1,463,002	—
Accrued interest payable	3,191	3,191	3,191	—	—
Derivative financial instruments	20,678	20,678	—	20,678	—
Junior subordinated debentures	86,607	70,982	46,367	24,615	—
Subordinated notes, net	33,366	37,549	—	37,549	—
Total financial liabilities	$5,135,203	$5,125,752	$2,614,961	$2,510,791	$—
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$3,572	$3,572	$—	$3,572	$—
Standby letters of credit	437	437	—	437	—
Total off-balance-sheet financial instruments	$4,009	$4,009	$—	$4,009	$—
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
The Banking operating segment includes commercial banking, asset-based lending, equipment finance, retail banking and all other functions that support those units. The Mortgage Banking operating segment originates mortgage loans for sale to investors and for the Company's portfolio through its retail and broker channels. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The Other segment includes subordinated debt expense, certain parent company activities and residual income tax expense or benefit, representing the difference between the actual amount incurred and the amount allocated to operating segments.
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
The following table presents financial information from the Company’s operating segments and the Other category as of the dates indicated:

	Banking		Mortgage Banking		Other*		Consolidated Total
	For the Quarter Ended		For the Quarter Ended		For the Quarter Ended		For the Quarter Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Net interest income (loss)	$37,175	$36,735	$5,742	$3,503	$(1,835)	$(3,860)	$41,082	$36,378
Provision for loan losses	946	2	(246)	98	—	—	700	100
Total noninterest income	7,528	8,831	38,530	23,015	43	43	46,101	31,889
Total noninterest expense	25,805	28,169	29,086	15,817	5,380	—	60,271	43,986
Income (loss) before income taxes	17,952	17,395	15,432	10,603	(7,172)	(3,817)	26,212	24,181
Income tax expense (benefit)	7,091	6,871	4,928	3,782	(1,424)	(697)	10,595	9,956
Net income (loss)	$10,861	$10,524	$10,504	$6,821	$(5,748)	$(3,120)	$15,617	$14,225
Total average assets	$4,652,059	$4,256,252	$1,090,917	$607,794	$4,243	$3,764	$5,747,219	$4,867,810
Average loans	2,983,777	2,716,230	271,141	230,926	—	—	3,254,918	2,947,156
Average held for sale loans	—	—	634,327	324,245	—	—	634,327	324,245

*	The Other category includes subordinated note expense, certain parent company activities and residual income tax expense (benefit).

	Banking		Mortgage Banking		Other*		Consolidated Total
	For the Six Months Ended		For the Six Months Ended		For the Six Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Net interest income (loss)	$73,356	$74,102	$12,156	$5,785	$(3,747)	$(7,707)	$81,765	$72,180
Provision for loan losses	1,238	7,226	(238)	224	—	—	1,000	7,450
Total noninterest income	15,175	15,202	70,560	40,546	85	87	85,820	55,835
Total noninterest expense	51,273	52,844	55,373	27,710	5,380	—	112,026	80,554
Income (loss) before income taxes	36,020	29,234	27,581	18,397	(9,042)	(7,620)	54,559	40,011
Income tax expense (benefit)	14,228	11,547	8,303	6,428	(846)	(1,658)	21,685	16,317
Net income (loss)	$21,792	$17,687	$19,278	$11,969	$(8,196)	$(5,962)	$32,874	$23,694
Total average assets	$4,570,122	$4,244,943	$1,120,735	$515,291	$4,138	$3,682	$5,694,995	$4,763,916
Average loans	2,935,140	2,727,711	281,340	214,451	—	—	3,216,480	2,942,162
Average held for sale loans	—	—	662,573	257,878	—	—	662,573	257,878

*	The Other category includes subordinated note expense, certain parent company activities and residual income tax expense (benefit).

15. Subsequent Events:
On July 11, 2013, the Company announced that it had agreed to repurchase 26,200 shares of its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the "Series B stock"), in a privately negotiated transaction for an aggregate price of $26.2 million, its face liquidation amount, plus approximately $200,000 of accrued but unpaid dividends. This repurchase settled on July 16, 2013, was funded using available cash on hand and represented approximately 25% of the outstanding shares of Series B stock.
On July 15, 2013, the Company announced that it had entered into a merger agreement with MB Financial, Inc. ("MB") The agreement provides that, subject to the conditions set forth in the merger agreement and briefly described below, the Company will merge with and into MB, with MB as the surviving corporation. Immediately following the merger, the Company's wholly owned subsidiary bank will merge with MB's wholly owned subsidiary bank, MB Financial Bank, N.A.
In the merger, each share of the common stock and each share of nonvoting preferred stock of the Company will be converted into the right to receive (1) 0.64318 of a share of the common stock of MB and (2) $4.08 in cash. All "in-the-money" Company stock options and warrants outstanding will be canceled in exchange for a cash payment as provided in the agreement, as will all then-outstanding unvested restricted stock awards of the Company. However, the cash consideration paid for the restricted stock awards will remain subject to vesting or other lapse restrictions. Each share of the Company's outstanding Perpetual Non-Cumulative Preferred Stock, Series A, will be exchanged for a share of a series of MB preferred stock with substantially identical terms. Any shares of the Company's outstanding Series B stock that are not repurchased or redeemed by the Company prior to the merger will be converted into shares of a series of MB preferred stock with substantially identical terms and, as provided in the merger agreement, redeemed by MB promptly after the effective time of the merger.
The completion of the merger is subject to customary conditions, including approval by the Company's and MB's stockholders and the receipt of required regulatory approvals. The merger is expected to be completed in the first half of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), reflect the current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “might,” “contemplate,” “plan,” “predict,” “potential,” “should,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2013 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.
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

•	Changes in interest rates may change the value of our mortgage servicing rights ("MSRs") portfolio which may increase the volatility of our earnings.

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

•
Regulatory requirements including rules recently adopted by the U.S. federal bank regulatory agencies to implement Basel III, growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.

•
We have not paid a dividend on our common stock since the second quarter of 2008. In addition, regulatory restrictions and liquidity constraints at the holding company level could impair our ability to make distributions on our outstanding securities.

•	The Agreement and Plan of Merger (the "Merger Agreement") with MB Financial, Inc. ("MB") may be terminated in accordance with its terms, and the merger may not be completed.

•	Termination of the Merger Agreement could negatively impact us.

•	We will be subject to business uncertainties and contractual restrictions while the merger is pending.

•
Lawsuits may be filed against us, our Board of Directors and MB challenging the merger, and an adverse judgment in any such lawsuit may prevent the merger from being completed or from being completed within the expected timeframe.

•
The Merger Agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $20 million under limited circumstances relating to alternative acquisition proposals.

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
Introduction
Taylor Capital Group, Inc. is the holding company of Cole Taylor Bank (the “Bank”), a commercial bank headquartered in Chicago. The Bank specializes in serving the banking needs of closely held businesses and the people who manage them. Through its national businesses, the Bank also provides asset-based lending, residential mortgage lending and commercial equipment leasing through a growing network of offices throughout the United States. At June 30, 2013, we had consolidated assets of $5.90 billion, deposits of $3.69 billion and stockholders' equity of $560.3 million.
The following discussion and analysis focuses on the significant factors affecting our financial condition and results of operations and should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in our 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013, or any other future period. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed above under the caption “Cautionary Note Regarding Forward-Looking Statements”.
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
Valuation of Derivative Financial Instruments
We use derivative financial instruments (“derivatives”), including interest rate swaps and corridor agreements, interest rate swaptions, mortgage TBAs, callable interest rate swaps, as well as interest rate lock and forward loan sale commitments, to either accommodate individual customer needs or to assist in our interest rate risk management. All derivatives are measured and reported at fair value on our Consolidated Balance Sheets as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, is recognized in current earnings during the period of the change in the fair value. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings.
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
The fair value of forward loan sale commitments and mortgage TBAs is based on quoted prices for similar assets in active markets that we have the ability to access. We use an external valuation model that relies on internally developed input to estimate the fair value of our interest rate lock commitments.
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
RESULTS OF OPERATIONS
Overview
Net income applicable to common stockholders was $11.8 million, or $0.39 per diluted common share for the three months ended June 30, 2013, compared to net income applicable to common stockholders of $12.5 million, or $0.41 per diluted common share, for the three months ended June 30, 2012. For the six months ended June 30, 2013, net income applicable to common stockholders was $25.4 million or $0.83 per diluted common share outstanding, compared to net income applicable to common stockholders of $20.2 million or $0.66 per diluted common share outstanding for the six months ended June 30, 2012. The decrease in income applicable to common stockholders for the three months ended June 30, 2013 was primarily the result of early extinguishment expense associated with the prepayment of subordinated notes, an increase in salaries and employee benefits expense due to an increase in headcount and incentive compensation expense, an increase in volume related mortgage expenses and lower gains on sales of investment securities. Partially offsetting these items was an increase in mortgage banking revenue, an increase in interest income earned on loans and decreased funding costs. Nonperforming asset expense also decreased.

Highlights

•
Pre-tax, pre-provision operating earnings (a non-GAAP financial measure defined below) increased 23.9% to $31.1 million for the quarter ended June 30, 2013, as compared to $25.1 million for the quarter ended June 30, 2012. During the six months ended June 30, 2013, pre-tax, pre-provision operating earnings increased by 22.8% to $60.3 million from $49.1 million as compared to the six months ended June 30, 2012.

•
In the second quarter of 2013, total revenue (a non-GAAP financial measure defined below) was $87.2 million, a 33.7% increase from $65.2 million for the second quarter of 2012. For the six months ended June 30, 2013, total revenue was $167.6 million, a 34.9% increase from $124.2 million for the same period in 2012.

•	Total commercial loans increased to $3.00 billion at June 30, 2013, up $397.6 million, or 15.3%, from June 30, 2012.

•	At June 30, 2013, total nonperforming assets were $89.3 million, down from $106.7 million at June 30, 2012.

•	Mortgage origination volume was $1.87 billion for the second quarter of 2013, up $914.2 million or 95.2% from the second quarter of 2012.

•
The Company prepaid $37.5 million principal amount of the 8% subordinated notes originally due in 2020, which resulted in a non-recurring, pre-tax charge of $5.4 million associated with the unamortized discount, original issuance costs and prepayment premium.

•	We completed the purchase of MSRs as well as certain office space, furniture and equipment from Liberty Savings Bank, FSB of Wilmington, Ohio.
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

The following table reconciles the income before income taxes to pre-tax, pre-provision operating earnings for the periods indicated:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Income before income taxes	$26,212	$24,181	$54,559	$40,011
Add back (subtract):
Credit costs:
Provision for loan losses	700	100	1,000	7,450
Nonperforming asset expense, net	(1,198)	828	(639)	1,522
Credit costs subtotal	(498)	928	361	8,972
Other:
Gains on sales of investment securities, net	(6)	(3,020)	(7)	(3,976)
Early extinguishment of debt	5,380	2,987	5,380	3,988
Impairment of investment securities	—	—	—	125
Other subtotal	5,374	(33)	5,373	137
Pre-tax, pre-provision operating earnings	$31,088	$25,076	$60,293	$49,120

The following table details the components of revenue for the periods indicated:
	For the Quarter Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Net interest income	$41,082	$36,378	$81,765	$72,180
Noninterest income	46,101	31,889	85,820	55,835
Add back (subtract):
Gains on sales of investment securities, net	(6)	(3,020)	(7)	(3,976)
Impairment of investment securities	—	—	—	125
Revenue	$87,177	$65,247	$167,578	$124,164

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
Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012
Net interest income was $41.1 million for the second quarter of 2013, an increase of $4.7 million, or 12.9%, from $36.4 million for the second quarter of 2012.
Our net interest margin on a tax equivalent basis was 3.16% for the second quarter of 2013, a decrease of 8 basis points from 3.24% for the second quarter of 2012. Reductions in loan and investment yields have been partially offset by deliberate changes in the funding mix to reduce funding costs. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets.
The yield on average earning assets decreased from 4.08% in the second quarter of 2012 to 3.67% in the second quarter of 2013 due to decreased yields on both loans and investment securities. The yield earned on loans declined to 3.96% in the second quarter of 2013 from 4.41% in the second quarter of 2012. Commercial loan yields drove most of the reduction as competitive pricing pressure on new loans and changes in the mix of the portfolio continued. The yield on the investment securities portfolio decreased to 3.15% in the second quarter of 2013 from 3.39% in the second quarter of 2012 due to the generally lower interest rate environment.

The rate paid on total interest-bearing liabilities declined from 1.11% in the second quarter of 2012 to 0.71% in the second quarter of 2013. The early extinguishment of several comparatively high-rate long-term borrowings and significant anticipated deposit repricing, largely in customer certificates of deposit and brokered certificates of deposits, contributed to this reduction. In addition, in the third quarter of 2012, we prepaid all $60.0 million principal amount of the Bank's 10% subordinated notes in a continuation of our efforts to lower overall funding costs.
Average interest-earning assets during the second quarter of 2013 were $5.36 billion as compared to $4.56 billion during the second quarter of 2012, an increase of $797.6 million, or 17.5%. Average loan balances increased $307.8 million, or 10.4%, due to growth across several loan categories including commercial and industrial, commercial real estate and portfolio mortgage loans. Lease receivables also increased as the commercial equipment leasing business, which was launched in mid-2012, began to ramp up its activities. These increases were partially offset by the transfer of mortgage loans from portfolio to held for sale. Average loans held for sale were $634.3 million for the second quarter of 2013 and $324.2 million for the second quarter of 2012, an increase of $310.1 million or 95.7%. This increase was related to the increase in mortgage loan origination volume and the transfer referred to above. Average investment balances increased $180.2 million, or 13.9%, from the second quarter of 2012 to the second quarter of 2013, with municipal securities accounting for most of the increase.
Total average interest-bearing deposits balances increased to $2.49 billion for the second quarter of 2013, compared to $2.26 billion for the second quarter of 2012, an increase of $234.1 million, due to an increase in money market, commercial interest checking and NOW accounts associated with on-going deposit raising efforts, partially offset by a continued decline in time deposits. Noninterest-bearing deposits increased $302.8 million in the second quarter of 2013 due to an increase in consumer checking account balances, primarily from our relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry, and an increase in mortgage escrow accounts due to growth in the mortgage servicing business.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net interest income was $81.8 million for the six months ended June 30, 2013, compared to $72.2 million for the six months ended June 30, 2012, an increase of $9.6 million, or 13.3%.

Our net interest margin on a tax equivalent basis was 3.18% during the six months ended June 30, 2013 as compared to 3.26% during the six months ended June 30, 2012. Net interest margin decreased due to lower yields on loans and investment securities partially offset by a reduction in funding costs.

The yield on interest-earning assets was 3.70% for the first six months of 2013 compared to 4.16% for the first six months of 2012. The decrease was due to decreases in rates on investment securities and loans. The loan yield decreased from 4.49% for the six months ended June 30, 2012 to 4.01% for the six months ended June 30, 2013. This decrease is due to a change in the mix of the portfolio as lease receivables and portfolio mortgage loans, which typically carry lower yields than commercial loans, made up a larger portion of the portfolio in the six months ended June 30, 2013. Commercial loan yields also decreased, reflecting competitive pricing pressures. The yield on investment securities declined from 3.46% for the six months ended June 30, 2012 to 3.16% for the six months ended June 30, 2013 due to the generally lower interest rate environment.

The rate paid on total interest-bearing liabilities declined from 1.17% for the six months ended June 30, 2012 to 0.74% for the six months ended June 30, 2013. This decrease was a result of funding related transactions including anticipated significant deposit repricing, primarily in customer certificates of deposit and brokered certificates of deposit and the termination of certain derivative contracts. In addition, in the third quarter of 2012 we prepaid all $60.0 million principal amount of the Bank's 10% subordinated notes in a continuation of our efforts to lower overall funding costs.

Average interest-earning assets during the first six months of 2013 were $5.30 billion as compared to $4.49 billion during the first six months of 2012, an increase of $808.4 million, or 18.0%. Average investment balances increased $129.8 million, or 10.1%, between those two periods while average held for sale loan balances increased $404.7 million, or 156.9%, and average loan balances increased $274.3 million or 9.3%.

Average interest-bearing deposits balances increased to $2.46 billion for the six months ended June 30, 2013, compared to $2.27 billion for the six months ended June 30, 2012, an increase of $186.5 million due to growth in commercial interest checking, NOW and money market accounts, partially offset by a decrease in time deposits.
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

	Quarter Ended June 30, 2013 Versus Quarter Ended June 30, 2012 Increase/(Decrease)			Six Months Ended June 30, 2013 Versus Six Months Ended June 30, 2012 Increase/(Decrease)
	VOLUME	RATE	NET	VOLUME	RATE	DAYS*	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$1,454	$(812)	$642	$2,190	$(1,951)	$(122)	$117
Cash equivalents	(2)	—	(2)	(2)	(1)	—	(3)
Loans held for sale	2,664	(469)	2,195	6,911	(769)	(28)	6,114
Loans	3,274	(3,396)	(122)	5,932	(7,268)	(361)	(1,697)
Total interest-earning assets			2,713				4,531
INTEREST PAID ON:
Interest-bearing deposits	486	(1,212)	(726)	829	(2,643)	(57)	(1,871)
Total borrowings	619	(2,628)	(2,009)	963	(5,245)	(54)	(4,336)
Total interest-bearing liabilities			(2,735)				(6,207)
Net interest income, tax-equivalent			$5,448				$10,738

*	Represents variance due to one less day in the six months ended June 30, 2013 versus the six months ended June 30, 2012.
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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net interest income as stated	$41,082	$36,378	$81,765	$72,180
Tax-equivalent adjustment-investments	1,119	372	1,888	729
Tax-equivalent adjustment-loans	29	32	58	64
Tax-equivalent net interest income	$42,230	$36,782	$83,711	$72,973
Yield on earning assets without tax adjustment	3.59%	4.05%	3.63%	4.13%
Yield on earning assets – tax-equivalent	3.67%	4.08%	3.70%	4.16%
Net interest margin without tax adjustment	3.07%	3.20%	3.10%	3.23%
Net interest margin – tax-equivalent	3.16%	3.24%	3.18%	3.26%
Net interest spread without tax adjustment	2.88%	2.93%	2.89%	2.96%
Net interest spread – tax-equivalent	2.96%	2.97%	2.96%	2.99%
The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The tables contain certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	Three months ended June 30,
	2013			2012
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,139,925	$8,398	2.95%	$1,224,509	9,889	3.23%
Tax-exempt (tax-equivalent) (2)	332,391	3,196	3.85%	67,620	1,063	6.29%
Total investment securities	1,472,316	11,594	3.15%	1,292,129	10,952	3.39%
Cash equivalents	237	1	1.67%	709	3	1.67%
Loans held for sale	634,327	5,348	3.37%	324,245	3,153	3.89%
Loans (2) (3):
Commercial and commercial real estate	2,807,035	28,948	4.08%	2,595,806	29,426	4.48%
Lease receivables	66,766	492	2.95%	—	—	—%
Residential real estate mortgages	335,638	2,072	2.47%	289,129	2,164	2.99%
Home equity and consumer	45,479	490	4.32%	62,221	612	3.96%
Fees on loans		178			100
Net loans (tax-equivalent) (2)	3,254,918	32,180	3.96%	2,947,156	32,302	4.41%
Total interest-earning assets (2)	5,361,798	49,123	3.67%	4,564,239	46,410	4.08%

NON-EARNING ASSETS:
Allowance for loan losses	(83,452)			(95,899)
Cash and due from banks	116,202			119,121
Accrued interest and other assets	352,671			280,349
TOTAL ASSETS	$5,747,219			$4,867,810

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	1,602,427	1,989	0.50%	1,092,349	1,616	0.60%
Savings deposits	40,920	6	0.06%	39,603	7	0.07%
Time deposits	851,190	2,218	1.05%	1,128,443	3,316	1.18%
Total interest-bearing deposits	2,494,537	4,213	0.68%	2,260,395	4,939	0.88%
Short-term borrowings	1,281,609	473	0.15%	1,010,111	629	0.25%
Long-term borrowings	—	—	—%	27,692	69	0.99%
Junior subordinated debentures	86,607	1,444	6.67%	86,607	1,464	6.76%
Subordinated notes	29,084	763	10.49%	89,981	2,527	11.23%
Total interest-bearing liabilities	3,891,837	6,893	0.71%	3,474,786	9,628	1.11%

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	1,195,709			892,945
Accrued interest, taxes, and other liabilities	81,531			82,818
Total noninterest-bearing liabilities	1,277,240			975,763
STOCKHOLDERS’ EQUITY	578,142			417,261
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,747,219			$4,867,810
Net interest income (tax-equivalent) (2)		$42,230			$36,782
Net interest spread (tax-equivalent) (2) (4)			2.96%			2.97%
Net interest margin (tax-equivalent) (2) (5)			3.16%			3.24%

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
(5) Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6) Yield/Rates are annualized.

	Six months ended June 30,
	2013			2012
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,131,969	$17,015	3.01%	$1,219,547	$20,207	3.31%
Tax-exempt (tax-equivalent) (2)	284,606	5,392	3.79%	67,240	2,083	6.20%
Total investment securities	1,416,575	22,407	3.16%	1,286,787	22,290	3.46%
Cash equivalents	395	2	1.01%	835	5	1.18%
Loans held for sale	662,573	11,126	3.36%	257,878	5,012	3.89%
Loans (2) (3):
Commercial and commercial real estate	2,765,124	57,305	4.12%	2,603,666	59,263	4.50%
Lease receivables	57,868	864	2.99%	—	—	—%
Residential real estate mortgages	346,727	4,498	2.59%	274,322	4,297	3.13%
Home equity and consumer	46,761	1,052	4.54%	64,174	1,309	4.10%
Fees on loans		341			888
Net loans (tax-equivalent) (2)	3,216,480	64,060	4.01%	2,942,162	65,757	4.49%
Total interest-earning assets (2)	5,296,023	97,595	3.70%	4,487,662	93,064	4.16%

NON-EARNING ASSETS:
Allowance for loan losses	(83,238)			(100,483)
Cash and due from banks	133,280			104,612
Accrued interest and other assets	348,930			272,125
TOTAL ASSETS	$5,694,995			$4,763,916

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	1,539,509	3,886	0.51%	$1,055,784	3,161	0.60%
Savings deposits	40,590	13	0.06%	39,355	14	0.07%
Time deposits	879,748	4,578	1.05%	1,178,205	7,173	1.22%
Total interest-bearing deposits	2,459,847	8,477	0.69%	2,273,344	10,348	0.92%
Short-term borrowings	1,191,285	893	0.15%	932,184	1,192	0.25%
Long-term borrowings	—	—	—%	74,155	569	1.52%
Junior subordinated debentures	86,607	2,887	6.67%	86,607	2,936	6.78%
Subordinated notes	31,237	1,627	10.42%	89,869	5,046	11.23%
Total interest-bearing liabilities	3,768,976	13,884	0.74%	3,456,159	20,091	1.17%

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	1,264,451			823,470
Accrued interest, taxes, and other liabilities	87,150			72,377
Total noninterest-bearing liabilities	1,351,601			895,847
STOCKHOLDERS’ EQUITY	574,418			411,910
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,694,995			$4,763,916
Net interest income (tax-equivalent) (2)		$83,711			$72,973
Net interest spread (tax-equivalent) (2) (4)			2.96%			2.99%
Net interest margin (tax-equivalent) (2) (5)			3.18%			3.26%

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
(6) Yield/Rates are annualized.

Provision for Loan Losses
The provision for loan losses is based on the allowance for loan losses deemed necessary to cover probable losses in our portfolio as of the balance sheet date. Our provision for loan losses was $700,000 for the quarter ended June 30, 2013, compared to $100,000 for the quarter ended June 30, 2012. The increase in the provision for loan losses reflected an increase in the specific reserve and growth in the loan portfolio partially offset by net recoveries during the quarter ended June 30, 2013.
The provision for loan losses was $1.0 million for the six months ended June 30, 2013, compared to $7.5 million for the six months ended June 30, 2012. The decrease in provision expense reflected volume and mix changes in the loan portfolio and a lower level of net charge-offs and recoveries in the six months ended June 30, 2013, compared to the six months ended June 30, 2012.
Noninterest Income
The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Service charges	$3,505	$3,355	$6,996	$6,646
Mortgage banking revenue	38,533	23,014	70,563	40,544
Gains on sales of investment securities, net	6	3,020	7	3,976
Letter of credit and other loan fees	1,074	935	2,165	1,880
Change in market value of employee deferred compensation plan	100	(91)	218	76
Other derivative income	1,704	815	3,264	1,376
Other noninterest income	1,179	841	2,607	1,337
Total noninterest income	$46,101	$31,889	$85,820	$55,835

Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012
Total noninterest income was $46.1 million during the second quarter of 2013, compared to $31.9 million in the second quarter of 2012, an increase of $14.2 million, or 44.5%. This increase was primarily due to an increase in mortgage banking revenue generated by Cole Taylor Mortgage. Mortgage banking revenue totaled $38.5 million in the second quarter of 2013, an increase of $15.5 million from the second quarter of 2012, primarily driven by an increase in loan originations of $914.2 million. Mortgage loan origination margins in the second quarter of 2013 were at a lower level than those seen at the end of 2012 and the first quarter of 2013. Mortgage servicing revenue increased due to an increase in the mortgage servicing portfolio of $8.72 billion between these two periods. This increase is a result of both servicing held on originated loans and servicing purchased from third parties.
The second quarter of 2012 included gains on the sale of investment securities of $3.0 million. These securities were sold at the same time as an early extinguishment of debt and a covered call transaction occurred. Gains on the sale of investment securities in the second quarter of 2013 were $6,000.
Other derivative income increased from $815,000 in the second quarter of 2012 to $1.7 million in the second quarter of 2013 due to an increase in the number of customer swap transactions and related fees and an increase in the mark-to-market adjustment on fair value hedges.
Other noninterest income was $841,000 in second quarter of 2012 and $1.2 million in the second quarter of 2013, an increase of $338,000. Partnership income increased $490,000 in the second quarter of 2013. Fees from covered calls were $110,000 in the second quarter of 2013 compared to $342,000 in the second quarter of 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Total noninterest income was $85.8 million during the six months ended June 30, 2013, compared to $55.8 million in the six months ended June 30, 2012, an increase of $30.0 million, or 53.8%. Mortgage banking revenue generated by Cole Taylor Mortgage totaled $70.6 million in the first six months of 2013, an increase of $30.0 million from the first six months of 2012.

Mortgage origination revenue increased due to an increase in loan originations, partially offset by a decline in mortgage origination margins. Mortgage servicing revenue increased due to growth in the mortgage servicing portfolio and favorable rate movement.

The six months ended June 30, 2012 included gains on the sale of investment securities of $4.0 million related to a sale of securities at the same time as an early extinguishment of debt and a covered call transaction occurred. Gains on the sales of investment securities in the six months ended June 30, 2013 were $7,000.

Other derivative income increased from $1.4 million in the first six months of 2012 to $3.3 million in the first six months of 2013 primarily due to an increase in the number and the size of fees collected on customer swaps.

Other noninterest income was $2.6 million in the first six months of 2013 and $1.3 million in the first six months of 2012. Other noninterest income in the six months ended June 30, 2012 included a $125,000 impairment charge on an investment security while no such charge was recognized in the six months ended June 30, 2013. Fees from covered calls were $257,000 greater in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Partnership income increased $662,000 from the first six months of 2012 to the first six months of 2013.
Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes and medical insurance	$22,703	$15,342	$46,443	$30,830
Incentives, commissions and retirement benefits	14,619	12,936	24,907	21,085
Total salaries and employee benefits	37,322	28,278	71,350	51,915
Occupancy of premises	2,625	2,136	5,193	4,311
Furniture and equipment	894	786	1,631	1,401
Nonperforming asset expense	(1,198)	828	(639)	1,522
FDIC assessment	1,759	1,497	3,783	3,199
Early extinguishment of debt	5,380	2,987	5,380	3,988
Legal fees, net	1,117	757	1,975	1,613
Loan expense, net	2,895	1,425	5,266	2,543
Outside services	2,818	708	5,314	1,287
Computer processing	1,047	627	2,013	1,213
Other noninterest expense	5,612	3,957	10,760	7,562
Total noninterest expense	$60,271	$43,986	$112,026	$80,554
Efficiency ratio	69.14%	67.41%	66.85%	64.88%

Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012
Noninterest expense increased $16.3 million, or 37.0%, to $60.3 million for the second quarter of 2013, as compared to $44.0 million during the second quarter of 2012. The higher level of noninterest expense in the second quarter of 2013 was primarily the result of increased salaries and employee benefits, volume related mortgage expenses and early extinguishment of debt expense. These increases were partially offset by a reduction in nonperforming asset expense.
Total salaries and employee benefits expense during the second quarter of 2013 was $37.3 million, compared to $28.3 million during the second quarter of 2012, an increase of $9.0 million, or 31.8%. This increase was primarily driven by an increase in salaries, employment taxes, and medical insurance expense, which increased $7.4 million for the quarter ended June 30, 2013, compared to the quarter ended June 30, 2012, primarily due to an increased number of employees. The number of full time equivalent employees was 1,098 at June 30, 2013, as compared to 709 at June 30, 2012. This increase was primarily due to 348 new employees at Cole Taylor Mortgage, including employees added as part of the integration of retail branches. Incentives, commissions and retirement benefits increased from $12.9 million in the second quarter of 2012 to $14.6 million in the second quarter of 2013 due to increases in corporate and mortgage incentive expense and an increase in the number of employees.
Occupancy of premises expense increased from $2.1 million for the quarter ended June 30, 2012 to $2.6 million for the quarter ended June 30, 2013. This increase was primarily a result of increased rental space and associated lease expense at Cole Taylor Mortgage as it expanded operations.
Nonperforming asset expense reported in noninterest expense includes expenses associated with impaired loans, Other Real Estate Owned ("OREO") and other repossessed assets held for sale, as well as expenses related to impaired and nonperforming loans held for investment.
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
Nonperforming asset expense was a credit of $1.2 million for the quarter ended June 30, 2013, compared to expense of $828,000 for the quarter ended June 30, 2012. This decrease primarily was due to an increase in gains on sales of OREO properties.
A quantification of the amount of nonperforming asset expense in the held for sale and held for investment loan categories for the periods indicated is as follows:

	For the Quarter Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Held for sale	$(1,354)	$815
Held for investment	156	13
Total	$(1,198)	$828
The second quarter of 2012 included $3.0 million in early extinguishment of debt expense related to the termination of a Federal Home Loan Bank ("FHLB") long-term advance due to a decision to shift funding sources to lower cost alternatives. This early extinguishment occurred at the same time as a sale of available for sale investment securities occurred. The second quarter of 2013 included $5.4 million early extinguishment of debt expense related to the prepayment of the Company's outstanding subordinated notes.
Loan expense, net increased from $1.4 million in the second quarter of 2012 to $2.9 million in the second quarter of 2013 due to an increase in mortgage originations.
Outside services were $708,000 in the second quarter of 2012 and $2.8 million in the second quarter of 2013, an increase of $2.1 million. This increase was due to an increase in sub-servicing expense resulting from growth in the mortgage servicing portfolio.
Computer processing expense increased $420,000 from the second quarter of 2012 to the second quarter of 2013. This increase was due to increase in mortgage volume and other mortgage information technology expenses.
Other noninterest expense increased from $4.0 million for the three months ended June 30, 2012 to $5.6 million for the three months ended June 30, 2013, an increase of $1.6 million. This increase was primarily due to increases in employee development expense, business development expense and consulting expense.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

For the six months ended June 30, 2013, noninterest expense was $112.0 million, an increase of $31.4 million as compared to $80.6 million of noninterest expense during the six months ended June 30, 2012. The higher level of noninterest expense in the six months ended June 30, 2013 was primarily attributable to higher salaries and benefits expense, early extinguishment of debt expense and volume related mortgage expenses, partially offset by decreases in nonperforming asset expense.

Total salaries and employee benefits expense totaled $71.4 million for the six months ended June 30, 2013, as compared to $51.9 million during the six months ended June 30, 2012, an increase of $19.5 million. The growth of Cole Taylor Mortgage and the related headcount additions resulted in increased salaries and benefits expense. Incentives, commissions and retirement benefits increased $3.8 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, due to an increase in corporate and production based incentive expense, largely due to the strong performance of the Company.

For the six months ended June 30, 2013, nonperforming asset expense decreased to a credit of $639,000 from expense of $1.5 million for the same period a year ago. Nonperforming asset expense reported in noninterest expense includes expenses associated with impaired loans, OREO and other repossessed assets held for sale as well as expenses related to impaired and nonperforming loans held for investment. The amount of write-downs on OREO and repossessed assets was lower in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, while gains on sale of OREO properties were greater.

A quantification of the amount of nonperforming asset expense in the held for sale and held for investment categories for the periods indicated is as follows:

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Held for sale	$(1,324)	$1,327
Held for investment	685	195
Total	$(639)	$1,522

The six months ended June 30, 2012 included $4.0 million in early extinguishment of debt expense due to the decision to shift funding sources to lower cost alternatives. In the first six months of 2013, $5.4 million of such expenses were recognized related to the prepayment of the Company's outstanding subordinated notes.
Loan expense, net increased from $2.5 million in the six months ended June 30, 2012 to $5.3 million in the six months ended June 30, 2013 due to an increase in mortgage originations.
Outside services were $1.3 million in the first six months of 2012 and $5.3 million in the first six months of 2013, an increase of $4.0 million. This increase was due to an increase in sub-servicing expense resulting from growth in the mortgage servicing portfolio.
Computer processing expense increased $800,000 from the first six months of 2012 to the first six months of 2013. This increase was due to increase in mortgage volume and other mortgage information technology expenses.
Other noninterest expense for the six months ended June 30, 2013 was $10.8 million as compared to $7.6 million for the six months ended June 30, 2012, an increase of $3.2 million, or 42.1%. This increase was primarily due to increases in employee development expense, business development expense, taxes other than income taxes, consulting expense and expense associated with callable certificates of deposits.
Efficiency Ratio
The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, excluding gains or losses on investment securities). Generally, a lower efficiency ratio indicates that an entity is operating more efficiently.
Our efficiency ratio was 69.14% in the second quarter of 2013, compared to 67.41% during the second quarter of 2012. Our efficiency ratio was 66.85% for the first six months of 2013, compared to 64.88% for the first six months of 2012. The increase in the efficiency ratio was primarily due to an increase in salaries and benefits expense, volume related mortgage expenses and the increase in early extinguishment of debt expense, partially offset by an increase in total revenue.
Income Taxes
Income tax expense increased from $16.3 million in the first six months of 2012 to $21.7 million for the first six months of 2013, an increase of $5.4 million. This increase was primarily due to the increase in our income before income taxes, which increased from $40.0 million in the first six months of 2012 to $54.6 million in the first six months of 2013.
As of June 30, 2013, the deferred tax asset totaled $32.2 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses, employee benefits, basis adjustments on our portfolio of OREO and federal and state net operating loss carry forwards. The deferred tax asset is net of deferred tax liabilities, the largest of which relate to mortgage and leasing. We are largely relying on forecast earnings in future years in making the determination that we will more-likely-than-not realize our deferred tax asset. For purposes of this determination, we used forecasts of future earnings that do not rely on significant increases in the level of profitability to realize our deferred tax asset. In addition, the forecasts do not rely on asset sales, non-routine transactions, a material change in the relationship between taxable income and pre-tax book income or any tax strategies. Earnings forecasts are subject to a variety of risks and uncertainties that could impact our operations. For a description of the various risks and uncertainties impacting our operations, see the "Risk Factors" section of our recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 8, 2013.
Segment Review
As described in Note 14 – “Segment Reporting” of the Notes to the Consolidated Financial Statements, we have two principal operating segments: Banking and Mortgage Banking.
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
Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012
Banking Segment
Net income for the Banking segment for the quarter ended June 30, 2013 was $10.9 million, an increase of $337,000 from net income of $10.5 million for the quarter ended June 30, 2012. Net interest income of $37.2 million for the second quarter of 2013 was $440,000 more than net interest income of $36.7 million for the same period in 2012. The increase was due to deposit repricing and deliberate changes to the funding mix to reduce funding costs partially offset by compression of commercial loan yields due to competitive pricing pressures on new loans and changes in the mix of the portfolio. Noninterest income decreased from $8.8 million in the second quarter of 2012 to $7.5 million in the second quarter of 2013, a decrease of $1.3 million. Gains on the sale of available for sale investment securities were $3.0 million in the second quarter of 2012 related to securities that were sold at the same time as an early extinguishment of debt occurred. Gains on the sale of available for sale investment securities were $6,000 in the second quarter of 2013. Service charges increased $150,000 due to pricing adjustments and an increase in the number of deposit relationships. Other derivative income increased $891,000 due to an increase in fees related to customer swaps and favorable mark-to-market adjustments. Partnership income increased $490,000. Fees from covered calls were $110,000 in the second quarter of 2013 compared to $342,000 in the second quarter of 2012.
Noninterest expense was $25.8 million in the second quarter of 2013 as compared to $28.2 million in the second quarter of 2012, a decrease of $2.4 million. The second quarter of 2012 included $3.0 million in early extinguishment of debt expense related to the termination of a FHLB long-term advance due to a decision to shift funding sources to lower cost alternatives. There was no early extinguishment of debt expense in the banking segment in the second quarter of 2013. Nonperforming asset expense was $2.0 million less in the second quarter of 2013 as compared to the second quarter of 2012 due to sales of several properties and fewer properties moving into OREO. Offsetting these favorable variances, salaries and benefits expense increased by $1.7 million due to additional staff, including the addition of the commercial equipment leasing group, and merit increases. Consulting expense and legal expense also increased from the second quarter of 2012 to the second quarter of 2013.
Provision for loan losses was $946,000 in the second quarter of 2013, an increase of $944,000 from the second quarter of 2012 (see Provision for Loan Losses section above for additional detail.)

Mortgage Banking Segment
Net income for the Mortgage Banking segment for the second quarter of 2013 was $10.5 million, a $3.7 million increase from net income of $6.8 million for the second quarter of 2012. Net interest income increased $2.2 million, from $3.5 million for the quarter ended June 30, 2012 to $5.7 million for the quarter ended June 30, 2013, driven by an increase in both the held for sale and mortgage portfolio loans. Noninterest income also increased significantly, moving from $23.0 million in the second quarter of 2012 to $38.5 million in the second quarter of 2013. This increase was driven by an increase in loan originations of $1.93 billion. Mortgage loan origination margins in the quarter ended June 30, 2013, were at a lower level than those seen in the quarter ended March 31, 2013. Mortgage servicing revenue primarily increased due to an increase in the mortgage servicing portfolio of $8.72 billion. Noninterest expense increased from $15.8 million in the second quarter of 2012 to $29.1 million in the second quarter of 2013. The increase was largely due to increased salaries and employee benefits expense and incentive compensation expense due to additional headcount and an increase in commission based incentive compensation. Volume related loan expenses also increased.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Banking Segment

Net income for the Banking segment for the six months ended June 30, 2013 was $21.8 million, an increase of $4.1 million from net income of $17.7 million for the six months ended June 30, 2012. The improved performance is primarily attributable to a $6.0 million decrease in provision for loan losses (see Provision for Loan Losses section above for additional detail.) Net interest income decreased from $74.1 million for the first six months of 2012 to $73.4 million for the first six months of 2013 due to compression of commercial loan yields due to competitive pricing pressures on new loans and lower yields on investment securities, partially offset by a decline in funding costs. Noninterest income was flat at $15.2 million for the six months ended June 30, 2012 and the six months ended June 30, 2013. An increase in derivative income, partnership investment income and fees on covered calls in the first six months of 2013 was offset by an absence of gains on the sales of investment securities in the first six months of 2013 as compared to gains on the sales of investment securities of $4.0 million in the first six months of 2012.
Noninterest expense was $52.8 million in the first six months of 2012 compared to $51.3 million in the first six months of 2013, a decrease of $1.5 million. This decrease was due to $4.0 million in early extinguishment of debt expense in the first six months of 2012 and a $2.2 million decline in nonperforming asset expense due to sales of several properties and fewer properties moving into OREO. These decreases were partially offset by an increase in salaries and benefits expense of $3.3 million due to additional staff, including the addition of the commercial equipment leasing group, merit increases and an increase in corporate incentive compensation expense related to our performance. Taxes other than income taxes increased $363,000 and expense associated with callable certificates of deposit was $184,000 in the first six months of 2013, compared to zero in the first six months of 2012. Consulting expense also increased from the first six months of 2013 to the first six months of 2012.
Mortgage Banking Segment

Net income for the Mortgage Banking segment for the six months ended June 30, 2013, was $19.3 million, an increase of $7.3 million from net income of $12.0 million for the six months ended June 30, 2012. Net interest income increased $6.4 million, from $5.8 million for the six month period ended June 30, 2012 to $12.2 million for the six month period ended June 30, 2013 due to an increase in both held for sale and mortgage portfolio loans. Noninterest income also increased, from $40.5 million for the first six months of 2012 to $70.6 million for the first six months of 2013, an increase of $30.1 million. Mortgage origination revenue increased due to an increase in loan originations, partially offset by a decline in mortgage origination margins. Mortgage servicing revenue increased due to growth in the mortgage servicing portfolio and favorable rate movement. Noninterest expense increased from $27.7 million in for the six months ended June 30, 2012 to $55.4 million in for the six months ended June 30, 2013, an increase of $27.7 million, primarily due to increased salaries and employee benefits expense and incentive compensation expense due to additional headcount and an increase in production and performance based incentive compensation. Volume related loan expenses also increased.

FINANCIAL CONDITION
Overview
Total assets increased $99.0 million, or 1.7%, to $5.90 billion at June 30, 2013 from total assets of $5.80 billion at December 31, 2012, primarily as a result of increases in investment securities, loans and MSRs. Total liabilities increased $98.3 million to $5.34 billion at June 30, 2013 from $5.24 billion at December 31, 2012, resulting from an increase in total deposits, partially offset by decreases in short-term borrowing and subordinated notes. Total stockholders’ equity at June 30, 2013 was $560.3 million as compared to $559.6 million at December 31, 2012, reflecting the impact of net income for the six months ended June 30, 2013, partially offset by a decrease in the market value of available for sale investment securities.
Investment Securities
Investment securities totaled $1.43 billion at June 30, 2013, compared to $1.27 billion at December 31, 2012, an increase of $166.6 million, or 13.1%. During the six months ended June 30, 2013, in addition to principal paydowns we purchased $387.5 million of investment securities and sold $66.4 million of available for sale investment securities, consisting mostly of mortgage related securities.
As of June 30, 2013, mortgage related securities (at estimated fair value) comprised approximately 70% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.
At June 30, 2013, we had a net unrealized loss of $6.8 million in our available for sale investment portfolio, which was comprised of $19.0 million of gross unrealized gains and $25.8 million of gross unrealized losses. At December 31, 2012, the net unrealized gain was $43.6 million, which was comprised of $44.8 million of gross unrealized gains and $1.2 million of gross unrealized losses. The gross unrealized losses of twelve months or longer at June 30, 2013 related to four investment securities with a carrying value of $16.2 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subject to further analysis to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the four securities with gross unrealized losses at June 30, 2013, one has been in a loss position for 12 months or more and had an unrealized loss position of more than 10% of amortized cost. After an analysis was performed, it was determined that no additional credit loss was expected and no other-than-temporary impairment charge was recorded in the three months ended June 30, 2013.
As a member of FHLB, we are required to hold FHLB stock. The amount of Federal Home Loan Bank Chicago ("FHLBC") stock that we are required to hold is based on the Bank’s asset size and the amount of borrowings from the FHLBC. At June 30, 2013, we held $68.0 million of FHLBC stock and maintained $1.36 billion of FHLB advances. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred.

Loans
The composition of our loan portfolio as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013		December 31, 2012
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans:
Commercial and industrial	$1,707,502	52%	$1,590,587	50%
Commercial real estate secured	1,036,303	31	965,978	30
Residential construction and land	42,606	1	45,903	2
Commercial construction and land	119,839	4	103,715	3
Lease receivables	93,999	3	50,803	2
Total commercial loans	3,000,249	91	2,756,986	87
Consumer	311,115	9	416,635	13
Gross loans	3,311,364	100%	3,173,621	100%
Less: Unearned discount	(8,816)		(5,318)
Loans	3,302,548		3,168,303
Less: Allowance for loan losses	(83,576)		(82,191)
Loans, net	$3,218,972		$3,086,112

Loans Held for Sale	$693,937		$938,379
Gross loans increased $137.7 million to $3.31 billion at June 30, 2013, from gross loans of $3.17 billion at December 31, 2012. Commercial loans, which include commercial and industrial (“C&I”), commercial real estate secured, construction and land loans and lease receivables, increased $243.3 million, or 8.8%. The increase in commercial loans during the six months ended June 30, 2013 consisted of a $116.9 million, or 7.4%, increase in C&I loans, a $70.3 million, or 7.3%, increase in commercial real estate secured loans, a $16.1 million, or 15.5%, increase in commercial construction and land loans and a $43.2 million, or 85.0%, increase in lease receivables. These increases were partly offset by a decrease of $3.3 million, or 7.2%, in residential construction and land loans. Consumer loans decreased by $105.5 million, or 25.3%, from December 31, 2012 to June 30, 2013.
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
Total C&I loans increased to $1.71 billion at June 30, 2013 compared to $1.59 billion at December 31, 2012, and accounted for 52% of our total loan portfolio at June 30, 2013. Increases were seen in multiple lending units including commercial banking, asset-based lending and equipment finance.

Commercial real estate loans on completed properties include loans for the purchase of real property or for other business purposes where the primary collateral is the underlying real property. Our commercial real estate loans consist of loans on commercial owner occupied properties and investment properties. Investment properties refer to multi-family residences and income producing non-owner occupied commercial real estate, including retail strip centers or malls, office and mixed use properties and other commercial and specialized properties, such as nursing homes, churches, hotels and motels. Repayment of these loans is generally provided through the operating cash flow of the property.
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
The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	June 30, 2013		December 31, 2012
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$105,305	10%	$109,266	11%
Office/mix use property	110,174	11	113,216	12
Commercial properties	99,855	10	111,852	12
Specialized – other	73,133	7	69,827	7
Other commercial properties	24,806	2	28,870	3
Farmland	2,314	—	—	—
Subtotal commercial non-owner occupied	415,587	40	433,031	45
Commercial owner occupied	498,057	48	425,723	44
Multi-family properties	122,659	12	107,224	11
Total commercial real estate secured	$1,036,303	100%	$965,978	100%
Our commercial real estate secured loans increased $70.3 million, or 7.3%, to $1.04 billion at June 30, 2013, as compared to $966.0 million at December 31, 2012. Approximately 90% of the total commercial real estate secured portfolio consists of loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties. The increase in commercial real estate secured loans reflects the establishment of several new relationships, primarily in the commercial owner-occupied area, as we are selectively reentering this market.
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
Our residential construction and land loans decreased by $3.3 million, or 7.2%, to $42.6 million at June 30, 2013, as compared to $45.9 million at December 31, 2012. Commercial construction and land loans totaled $119.8 million at June 30, 2013 as compared to $103.7 million at December 31, 2012, an increase of $16.1 million, or 15.5%. We are selectively reentering certain commercial construction and land markets.

Our lease financing business offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases for U.S. middle market companies. We have a general equipment focus with limited specialization of equipment types.
The risk characteristics of equipment leases are similar to those of C&I loans and are largely influenced by general economic conditions, such as inflation, recessionary pressures, the rate of unemployment and other factors that affect the borrower's operations and the value of the underlying equipment. Our credit risk strategy emphasizes consistent underwriting standards and diversification by industry and customer size. In addition to credit risk, equipment leases may entail residual value risk. Residual values are thoroughly analyzed prior to entering into a lease and closely monitored during the term. Lease conditions also mitigate residual risk. Our approach places syndication at the front end of the sales process which enables market confirmation of our judgment as to structure, term, residual and price; however, we had no syndicated leases as of June 30, 2013. Our leasing business has a national focus which also diversifies our risk geographically.
Our lease receivables totaled $85.2 million (net of unearned discounts) at June 30, 2013, compared to $45.5 million at December 31, 2012.
Our consumer loans consist of open- and closed-end credit extended to individuals for household, family, and other personal expenditures. Consumer loans primarily include loans to individuals secured by their personal residence, including first mortgages and home equity and home improvement loans. The primary risks in consumer lending are loss of income of the borrower that can result from job losses or unforeseen personal hardships due to medical or family issues that may impact repayment. In the case of first and second mortgage or home equity lending, a significant reduction in the value of the asset financed can influence a borrower’s ability to repay the loan. Because the size of consumer loans is typically smaller than commercial loans, the risk of loss on an individual consumer loan is usually less than that of a commercial loan. Credit risk for these loans is managed by reviewing creditworthiness of the borrower, monitoring payment histories and obtaining adequate collateral positions.
Total consumer loans decreased $105.5 million, or 25.3%, to $311.1 million at June 30, 2013, compared to $416.6 million at December 31, 2012. This decrease was primarily the result of the transfer of mortgage loans to loans held for sale.
Nonperforming Assets
The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	June 30, 2013	December 31, 2012	June 30, 2012
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$—	$—	$—
Nonaccrual loans:
Commercial and industrial	16,577	16,705	20,193
Commercial real estate secured	20,900	14,530	30,264
Residential construction and land	—	4,495	7,003
Commercial construction and land	26,272	15,220	6,679
Consumer	5,790	8,587	9,965
Total nonaccrual loans	69,539	59,537	74,104
Total nonperforming loans	69,539	59,537	74,104
OREO and repossessed assets	19,794	24,259	32,627
Total nonperforming assets	$89,333	$83,796	$106,731
Performing restructured loans not included in nonperforming assets	21,928	$17,456	13,937
Nonperforming loans to total loans*	2.11%	1.88%	2.49%
Nonperforming assets to total loans plus OREO and repossessed property*	2.69%	2.62%	3.54%
Nonperforming assets to total assets	1.51%	1.44%	2.22%
*Several credit ratios have been revised to exclude loans held for sale from total loans. Prior period ratios have been adjusted where necessary to reflect this change.
Nonperforming assets were $89.3 million, or 1.51% of total assets, at June 30, 2013, compared to $83.8 million, or 1.44% of total assets, at December 31, 2012, and $106.7 million, or 2.22% of total assets, at June 30, 2012. Although nonperforming assets increased from December 31, 2012 to June 30, 2013 due to the movement of a limited number of relationships into the nonaccrual category, the overall decrease in nonperforming assets compared to June 30, 2012 is reflective of the continued focus to strengthen credit quality combined with an active resolution process. During the three months ended June 30, 2013, $726,000 of net recoveries were recognized.
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
Commercial construction and land nonaccrual loans are the largest category of nonaccrual loans at $26.3 million as of June 30, 2013 and comprised approximately 38% of all nonaccrual loans at that date. Despite the increase in nonaccrual loans in the six months ended June 30, 2013, which was primarily due to a limited number of relationships, the overall trend in migration to nonaccrual loans is down over the last twelve months.
Other real estate owned and repossessed assets
OREO and repossessed assets totaled $19.8 million at June 30, 2013, as compared to $24.3 million at December 31, 2012 and $32.6 million at June 30, 2012. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Balance at beginning of period	$27,218	$36,941	$24,259	$35,622
Transfers from loans	—	2,060	5,040	7,660
Dispositions	(6,860)	(5,432)	(8,941)	(9,417)
Change in impairment	(564)	(942)	(564)	(1,238)
Balance at end of period	$19,794	$32,627	$19,794	$32,627
The level of OREO and repossessed assets decreased during the first six months of 2013. During the six months ended June 30, 2013, we transferred $5.0 million from loans into OREO and repossessed assets. The loans transferred primarily consisted of $2.3 million from our commercial real estate secured portfolio, $618,000 from our commercial construction and land portfolio and $2.2 million from our consumer portfolio. During the six months ended June 30, 2013, we sold several OREO properties. We also reduced the carrying value of certain OREO and repossessed assets by $564,000 during the six months ended June 30, 2013, to reflect a decrease in the estimated fair value of these assets.

Impaired loans
At June 30, 2013, impaired loans totaled $86.4 million, compared to $70.3 million at December 31, 2012, and $79.5 million at June 30, 2012. The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	June 30, 2013	December 31, 2012	June 30, 2012
	(in thousands)
Impaired loans:
Commercial and industrial	$18,048	$18,241	$24,406
Commercial real estate secured	36,152	25,925	35,185
Residential construction and land	—	4,495	7,003
Commercial construction and land	26,272	15,220	6,679
Consumer	5,946	6,462	6,217
Total impaired loans	$86,418	$70,343	$79,490
Recorded balance of impaired loans:
With related allowance for loan losses	$57,589	$30,744	$37,930
With no related allowance for loan losses	28,829	39,599	41,560
Total impaired loans	$86,418	$70,343	$79,490
Allowance for losses on impaired loans:
Commercial and industrial	$8,486	$8,006	$9,196
Commercial real estate secured	1,820	1,121	6,232
Residential construction and land	—	—	845
Commercial construction and land	6,024	2,930	1,189
Total allowance for losses on impaired loans	$16,330	$12,057	$17,462
The increase in impaired loans during the six months ended June 30, 2013 primarily resulted from the movement of a limited number of relationships into the nonaccrual category. The allowance for loan losses related to impaired loans increased during the six months ended June 30, 2013 and totaled $16.3 million at June 30, 2013, as compared to $12.1 million at December 31, 2012 and $17.5 million at June 30, 2012. The increase in the allowance for losses on impaired loans in the six months ended June 30, 2013 was primarily due to an increase in specific reserves on a limited number of credits. The percentage of allowance on impaired loans to total impaired loans increased to 18.9% at June 30, 2013, compared to 17.1% at December 31, 2012. Commercial real estate secured loans comprised approximately 42% of all impaired loans and 11% of the allowance for loan losses on impaired loans at June 30, 2013.
Through an individual impairment analysis, we determined that at June 30, 2013, $57.6 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $16.3 million. We also held $28.8 million of impaired loans for which the individual analysis did not result in a measure of impairment and, therefore, no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. Because the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based on estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.
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
Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the current contractual repayment schedule for both interest and principal, as well as TDRs. Unless modified in a TDR, certain homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At June 30, 2013, we held $21.9 million of loans classified as performing restructured loans (performing TDRs) which includes commercial loans of $16.7 million and consumer loans of $5.2 million.
The balance of nonaccrual and impaired loans as of June 30, 2013 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$63,749	$63,749
Commercial loans on accrual but impaired	n/a	16,723
Consumer loans	5,790	5,946
	$69,539	$86,418
Potential problem loans
As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. At June 30, 2013, these potential problem loans totaled $9.8 million. Of these potential problem loans at June 30, 2013, $9.1 million were in our commercial real estate secured portfolio and $696,000 were in our C&I portfolio. In comparison, potential problem loans at December 31, 2012 totaled $9.7 million. The potential problem loans at December 31, 2012 included $4.0 million of C&I loans, $5.6 million of commercial real estate secured loans and $60,000 of commercial construction and land loans. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.
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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	Quarter ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(dollars in thousands)
Average loans*	$3,254,918	$2,947,156	$3,216,480	$2,942,162
Loans at end of period*	$3,302,548	$2,981,827	$3,302,548	$2,981,827
Allowance for loan losses:
Allowance at beginning of period	$82,150	$93,509	$82,191	$103,744
Charge-offs, net of recoveries:
Commercial and commercial real estate	870	(2,584)	984	(17,930)
Real estate construction	48	(3,184)	222	(4,382)
Residential real estate mortgages and consumer	(192)	(849)	(821)	(1,890)
Total net (charge-offs)/recoveries	726	(6,617)	385	(24,202)
Provision for loan losses	700	100	1,000	7,450
Allowance at end of period	$83,576	$86,992	$83,576	$86,992
Annualized net charge-offs to average total loans*	(0.09)%	0.90%	(0.02)%	1.65%
Allowance to total loans at end of period (excluding loans held for sale)	2.53%	2.92%	2.53%	2.92%
Allowance to nonperforming loans	120.19%	117.39%	120.19%	117.39%
*Several items have been revised to exclude loans held for sale from total loans. Prior period items have been adjusted where necessary to reflect this change.
Our allowance for loan losses was $83.6 million at June 30, 2013, or 2.53% of end of period loans (excluding loans held for sale) and 120.19% of nonperforming loans. In comparison, at June 30, 2012, our allowance for loan losses was $87.0 million, or 2.92% of end of period loans (excluding loans held for sale) and 117.39% of nonperforming loans. Net recoveries during the three months ended June 30, 2013 were $726,000, or 0.09% of average loans on an annualized basis. In comparison, net charge-offs during the three months ended June 30, 2012 were $6.6 million, or 0.90% of average loans on an annualized basis.
Loans Held for Sale
At June 30, 2013 and December 31, 2012, the held for sale portfolio consisted solely of loans originated by Cole Taylor Mortgage. At June 30, 2013, we held $693.9 million of loans classified as held for sale as compared to $938.4 million at December 31, 2012. Of the loans held for sale, $113.7 million had been transferred from the loan portfolio during the quarter ended June 30, 2013. The decrease in loans held for sale was due to the timing of loan sales and the lower level of mortgage loan originations in the second quarter of 2013 as compared to the fourth quarter of 2012. The aggregate, unpaid principal balance associated with these loans was $700.5 million at June 30, 2013, with an unrealized loss of $6.5 million, which was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income. The aggregate, unpaid principal of these loans was $901.3 million at December 31, 2012, with an unrealized gain of $37.1 million.
Mortgage Servicing Rights
We sell residential mortgage loans originated by Cole Taylor Mortgage into the secondary market and retain servicing rights on a portion of the loans sold. On sales where MSRs are retained, a MSR asset is capitalized, which represents the fair value of future net cash flows expected to be realized for performing servicing activities. In addition to the MSRs resulting from the retention of servicing on loans originated by Cole Taylor Mortgage, we completed bulk purchases of MSRs of $12.6 million in the six months ended June 30, 2013 and $12.1 million of MSRs in the six months ended June 30, 2012, which were recorded at at the purchase price at the date of purchase and at fair value thereafter.
We have elected to account for all MSRs using the fair value option. The balance of the MSR asset was $145.7 million at June 30, 2013 and $78.9 million at December 31, 2012. The amount of residential mortgage loans serviced for others at June 30, 2013 was $12.74 billion and $8.53 billion at December 31, 2012.

Deposits
Total deposits increased $164.1 million to $3.69 billion at June 30, 2013 from $3.53 billion at December 31, 2012. During the six months ended June 30, 2013, noninterest-bearing deposits decreased $40.9 million and interest-bearing deposits increased $205.0 million. The decrease in noninterest-bearing deposits was primarily due to a decrease in consumer checking account balances primarily from our relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry. This was partially offset by an increase in mortgage servicing related escrow deposits due to seasonality. The increase in interest-bearing deposits reflects the impact of on-going deposit raising efforts and the seasonal timing of certain public funds deposits.
Increases during the six months ended June 30, 2013 included commercial interest-bearing checking accounts, which increased $336.9 million and money market accounts, which increased $26.6 million due to on-going deposit raising efforts and the seasonal timing of certain public fund deposits. Decreases during the six months ended June 30, 2013 included NOW accounts, which decreased $36.0 million, brokered money market accounts, which decreased $27.8 million, certificates of deposit, which decreased $4.3 million, brokered certificates of deposit, which decreased $39.2 million and CDARS, which decreased $53.6 million.
The following table sets forth the period end balances of total deposits as of each of the dates indicated.

	June 30, 2013	December 31, 2012
	(in thousands)
Noninterest-bearing deposits	$1,138,839	$1,179,724
Interest-bearing deposits
Commercial interest checking	336,903	—
NOW accounts	537,103	573,133
Savings accounts	41,576	39,915
Money market accounts	771,382	744,791
Brokered money market deposits	—	27,840
Certificates of deposit	557,656	561,998
Brokered certificates of deposit	160,408	199,604
CDARS time deposits	132,552	186,187
Public time deposits	16,007	15,150
Total interest-bearing deposits	2,553,587	2,348,618
Total deposits	$3,692,426	$3,528,342
Average deposits for the six months ended June 30, 2013 increased $627.5 million, or 20.3%, to $3.72 billion, compared to $3.10 billion for the six months ended June 30, 2012. Total average time deposits decreased $298.5 million, or 25.3%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, with a decrease of $177.4 million, or 50.8%, in average brokered certificates of deposit, a decrease of $84.6 million, or 13.3%, in average certificates of deposit, a decrease of $27.3 million, or 69.1%, in average public time deposits and a decrease of $9.1 million, or 5.9%, in average CDARs accounting for the decrease.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,264,451	34.0%	—%	$823,470	26.6%	—%
Commercial interest checking	80,255	2.1	0.47%	—	—	—%
NOW accounts	695,772	18.7	0.58%	359,956	11.6	0.67%
Money market accounts	763,482	20.5	0.45%	686,635	22.2	0.57%
Brokered money market accounts	—	—	—%	9,193	0.3	0.33%
Savings deposits	40,590	1.1	0.07%	39,355	1.3	0.07%
Time deposits:
Certificates of deposit	550,442	14.8	1.15%	635,073	20.5	1.27%
Brokered certificates of deposit	171,966	4.6	1.36%	349,393	11.3	1.56%
CDARS time deposits	145,136	3.9	0.37%	154,241	4.9	0.48%
Public time deposits	12,204	0.3	0.28%	39,498	1.3	0.39%
Total time deposits	879,748	23.6	1.05%	1,178,205	38.0	1.22%
Total deposits	$3,724,298	100.0%	0.45%	$3,096,814	100.0%

Borrowings
Short-term borrowings include customer repurchase agreements, federal funds purchased and short-term FHLB advances, which consist of borrowings from the FHLBC. Short-term borrowings decreased $34.2 million to $1.43 billion at June 30, 2013, as compared to $1.46 billion at December 31, 2012. This decrease was the result of a $113.0 million decrease in Fed Funds purchased and a $17.9 million decrease in customer repurchase agreements, which were partially offset by an increase of $95.0 million in FHLB advances. These decreases were due to the decrease in loans held for sale and other changes in the overall mix of the balance sheet.
Long-term borrowings include term structured repurchase agreements and long-term FHLB advances, which consist of borrowings from the FHLBC. We had no long-term borrowings at June 30, 2013 or December 31, 2012.
At June 30, 2013 and December 31, 2012, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $850.0 million. Of the pre-approved repurchase agreement lines, we had uncollateralized lines available to borrow $850.0 million as of June 30, 2013 and at December 31, 2012.
At June 30, 2013 all borrowings from the FHLBC were collateralized by $786.4 million of investment securities and a blanket lien on $906.2 million of qualified first-mortgage residential, multi-family, home equity and commercial real estate loans. Based on the value of collateral pledged, we had additional borrowing capacity of $67.9 million at June 30, 2013. At December 31, 2012, we maintained collateral of $530.3 million of investment securities and a blanket lien on $920.1 million on qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $57.1 million.
We participate in the Federal Reserve Bank's ("FRB") Borrower In Custody (“BIC”) program. At June 30, 2013, the Bank pledged $420.3 million of commercial loans as collateral and had available $358.9 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $521.2 million of commercial loans as collateral and had available $441.8 million of borrowing capacity under the BIC program at December 31, 2012. There were no borrowings under the BIC program at either June 30, 2013 or December 31, 2012.
Junior Subordinated Debentures
At June 30, 2013, we had $86.6 million outstanding of junior subordinated debentures, comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued to each of these trusts are currently callable at par, at our option. At June 30, 2013, unamortized issuance costs were $2.0 million relating to TAYC Capital Trust I and $329,000 related to TAYC Capital Trust II. Unamortized issuance costs would be immediately recognized as noninterest expense if the debentures were called by us.

Subordinated Notes
The following table describes the subordinated notes outstanding at June 30, 2013 and December 31, 2012. On June 20, 2013, we prepaid in full the outstanding $37.5 million principal amount of the 8% subordinated notes together with accrued interest, plus a prepayment premium equal to 1.5% of the notes. We incurred $5.4 million of early extinguishment of debt expense associated with the unamortized discount, unamortized original issuance costs of the notes and the prepayment premium.

	June 30, 2013	December 31, 2012
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$—	$33,938
Unamortized discount	—	(3,737)
8% subordinated notes issued October 2010, due May 28, 2020	—	3,562
Unamortized discount	—	(397)
Total subordinated notes, net	$—	$33,366

CAPITAL RESOURCES
At June 30, 2013 and December 31, 2012, both the Company and the Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of June 30, 2013
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$679,379	15.22%	>$357,099	>8.00%	>$446,373	>10.00%
Cole Taylor Bank	$578,759	13.02%	>$355,616	>8.00%	>$444,520	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$623,221	13.96%	>$178,549	>4.00%	>$267,824	>6.00%
Cole Taylor Bank	$522,830	11.76%	>$177,808	>4.00%	>$266,712	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	$623,221	10.87%	>$229,306	>4.00%	>$286,632	>5.00%
Cole Taylor Bank	$522,830	9.15%	>$228,543	>4.00%	>$285,679	>5.00%
As of December 31, 2012
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$685,998	16.27%	>$337,408	>8.00%	>$421,761	>10.00%
Cole Taylor Bank	$548,513	13.05%	>$336,172	>8.00%	>$420,215	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$599,504	14.21%	>$168,704	>4.00%	>$253,056	>6.00%
Cole Taylor Bank	$495,575	11.79%	>$168,086	>4.00%	>$252,129	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	$599,504	11.14%	>$215,267	>4.00%	>$269,084	>5.00%
Cole Taylor Bank	$495,575	9.24%	>$214,436	>4.00%	>$268,045	>5.00%

Our Tier I Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets ratios decreased from December 31, 2012 to June 30, 2013, primarily due to growth in average assets which offset the growth in capital. The Total Capital to Risk Weighted Assets ratio also declined due to the prepayment of the Company's subordinated notes.
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
In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented..  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management is in the process of assessing the effect the Basel III Rules may have on the Company's and the Bank's capital positions and will monitor developments in this area.

LIQUIDITY
During the six months ended June 30, 2013, total assets increased $99.0 million, or 1.7%, primarily due to increases in our loans, mortgage servicing rights and investment securities, partially offset by decreases in loans held for sale, cash and cash equivalents and other real estate and repossessed assets. Cash inflows during the six months ended June 30, 2013 consisted primarily of proceeds of $3.99 billion from sales of loans originated for sale and $186.1 million of sales, principal payments and maturities of investment securities. In addition, we increased deposits by $165.8 million.
Cash outflows during the six months ended June 30, 2013 included $3.62 billion for loans originated for sale, $279.0 million for the purchase of available for sale investment securities, a $262.6 million increase in loans, purchase of $108.5 million of held to maturity investment securities, repayment of $37.5 million of subordinated notes and the payment of $3.9 million in dividends on our Series A Preferred and $2.6 million in dividends on our Series B Preferred.
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
At the holding company level, cash and cash equivalents decreased to $84.6 million at June 30, 2013 from $122.2 million at December 31, 2012. Significant cash outflows during the first six months of 2013 included $37.5 million repayment of subordinated notes, $4.3 million of interest paid on our junior subordinated debentures and subordinated notes, $3.9 million for the payment of dividends on our Series A Preferred and $2.6 million for the payment of dividends on our Series B Preferred. These cash outflows were partially offset by the payment of $9.0 million of dividends from the Bank to the Company.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements include commitments to extend credit and financial guarantees, which are used to meet the financial needs of our customers.

At June 30, 2013, we had $930.8 million of undrawn commitments to extend credit and $71.1 million of financial and performance standby letters of credit. In comparison, at December 31, 2012, we had $866.2 million of undrawn commitments to extend credit and $77.7 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn with no significant loss for these obligations to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At June 30, 2013 we maintained a liability of $1.5 million for unfunded loan commitments and commitments under standby letters of credit for which we believe funding and loss were probable. At December 31, 2012, we maintained this liability at $3.6 million.
Derivative Financial Instruments
At June 30, 2013, we had $106.9 million of notional amount interest rate swaps that were designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swaps is recorded in other derivative income on the Consolidated Statements of Income in noninterest income.
At June 30, 2013, the Company had $15.0 million of notional amount interest rate swaps that were designated as fair value hedges against certain callable brokered CDs. These swaps are used to convert the fixed rate paid on the callable brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged callable brokered CD is reported as an adjustment to the carrying value of the callable brokered CDs. Total ineffectiveness on these interest rate swaps is recorded on the Consolidated Statements of Income in other derivative income in noninterest income.
At June 30, 2013, we had $20.0 million of notional amount interest rate swaps that were designated as cash flow hedges against the variability in the interest paid on our junior subordinated debentures. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged cash flows is reported as an adjustment to OCI.
We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. As of June 30, 2013, $853.7 million of derivative instruments were interest rate swaps related to customer transactions, which were not designated as hedges. At June 30, 2013, we had notional amounts of $426.9 million of interest rate swaps with customers with whom we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of June 30, 2013, we had offsetting interest rate swaps with other counterparties with a notional amount of $426.9 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.
As a normal course of business, Cole Taylor Mortgage uses interest rate swaps, interest rate swaptions, mortgage TBAs, interest rate lock commitments and forward loan sale commitments as derivative instruments to hedge the risk associated with interest rate volatility. The instruments qualify as non-hedging derivatives.
Interest rate swaps are used in order to lessen the price volatility of the MSR asset. At June 30, 2013, we had a notional amount of $227.0 million of interest rate swaps hedging MSRs. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income.
In order to further lessen the price volatility of the MSR asset, we may enter into interest rate swaptions. These derivatives allow the Company or the counterparty to the transaction the future option of entering into an interest rate swap at a specific rate for a specified duration. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue on the Consolidated Statements of Income in noninterest income. At June 30, 2013 we had a notional amount of $40.0 million of interest rate swaptions.
We enter into mortgage TBAs, which are forward commitments to buy to-be-announced securities for which we do not expect to take physical delivery, to lessen the price volatility of the MSR asset. At June 30, 2013, we had a notional amount of $30.0 million of mortgage TBAs. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded on the Consolidated Statement of Income in mortgage banking revenue in noninterest income.
We enter into interest rate lock commitments for originated residential mortgage loans. We then use forward loan sale commitments to sell originated residential mortgage loans to offset the interest rate risk of the rate lock commitments, as well as mortgage loans held for sale. At June 30, 2013, we had notional amounts of $871.7 million of interest rate lock commitments and $1.19 billion of forward loan sale commitments. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets or other liabilities with changes in fair value recorded on the Consolidated Statements of Income in mortgage banking revenue on the Consolidated Statements of Income in noninterest income.
We enter into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. There were no covered call options that remained outstanding as of June 30, 2013.

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
Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to increase $1.0 million, or 0.6%, from the net interest income in the rates unchanged scenario at June 30, 2013. At December 31, 2012, the projected variance in the rising rate scenario was an increase of $6.3 million, or 4.2%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both June 30, 2013 and December 31, 2012.
The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	June 30, 2013		December 31, 2012
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$1,027	0.6%	$6,312	4.2%
-200 basis points over one year	N/A	N/A	N/A	N/A
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
NEW ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 provides for consistent presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU will become effective for reporting periods beginning after December 15, 2013. We are currently assessing the impact the adoption of ASU No. 2013-11 will have on our consolidated financial statements.
In July 2013, FASB issued ASU No. 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU No. 2013-10 permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the interest rate on obligations of the U.S. Department of the Treasury and the London Interbank Offered Rate (LIBOR). This ASU became effective July 17, 2013. We are currently assessing the impact the adoption of ASU No. 2013-10 will have on our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. This ASU became effective for reporting periods beginning after December 15, 2012. This accounting standard was adopted by the Company as of the first quarter 2013 and the adoption did not have a material effect on our consolidated financial statements.
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

	2013 Quarter Ended		2012 Quarter Ended				2011 Quarter Ended
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
		(in thousands, except per share data)
Interest income	$47,975	$47,674	$47,684	$46,192	$46,005	$46,267	$46,345	$47,299
Interest expense	6,893	6,991	7,174	8,996	9,627	10,465	11,079	12,581
Net interest income	41,082	40,683	40,510	37,196	36,378	35,802	35,266	34,718
Provision for loan losses	700	300	1,200	900	100	7,350	10,955	16,240
Noninterest income	46,101	39,719	51,962	47,250	31,889	23,946	16,538	19,432
Noninterest expense	60,271	51,755	55,284	55,899	43,986	36,568	31,846	28,152
Income before income taxes	26,212	28,347	35,988	27,647	24,181	15,830	9,003	9,758
Income taxes (benefit)	10,595	11,090	14,530	10,898	9,956	6,361	(73,317)	(42)
Net income	15,617	17,257	21,458	16,749	14,225	9,469	82,320	9,800
Preferred dividends and discounts	(3,780)	(3,661)	(1,765)	(1,757)	(1,748)	(1,742)	(12,235)	(2,477)
Net income available to common stockholders	$11,837	$13,596	$19,693	$14,992	$12,477	$7,727	$70,085	$7,323
Income per share:
Basic	$0.39	$0.45	$0.66	$0.50	$0.42	$0.26	$3.20	$0.35
Diluted	0.39	0.44	0.65	0.49	0.41	0.26	3.20	0.35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On July 26, 2013, a class action complaint, captioned James Sullivan v. Taylor Capital Group, Inc., et al., Case No. 2013-CH-17751, was filed in the Circuit Court of Cook County, Illinois against the Company, its directors and MB challenging the merger of the Company with and into MB.  The complaint names as defendants the Company, all of its current directors and MB, and alleges, among other things, that the Company's directors breached their fiduciary duties to the Company and its stockholders by agreeing to the proposed merger at an unfair price and without an adequate sales process and that MB aided and abetted the directors' alleged breaches of their fiduciary duties.  The complaint seeks, among other things, an order enjoining the defendants from consummating the proposed merger, as well as attorneys' and experts' fees and certain other damages.  The Company believes this action is without merit.

Item 1A.	Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2012 Form 10-K. There has been no material change in risk factors since December 31, 2012, except as noted below.
The Agreement and Plan of Merger with MB Financial, Inc. may be terminated in accordance with its terms, and the merger may not be completed.
Our Agreement and Plan of Merger (the “Merger Agreement”) with MB Financial, Inc. (“MB”) is subject to a number of conditions which must be fulfilled in order to complete the merger of the Company with and into MB (the “Merger”). If the conditions to the closing of the Merger are not fulfilled, then the Merger may not be completed. The Company and MB, or either of them, as applicable, may also elect to terminate the Merger Agreement in certain circumstances.
Termination of the Merger Agreement could negatively impact us.
If the Merger Agreement is terminated, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger. Also, if the Merger Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed.
We will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us.
Lawsuits may be filed against us, our Board of Directors and MB challenging the Merger, and an adverse judgment in any such lawsuit may prevent the Merger from being completed or from being completed within the expected timeframe.
One of the conditions to the closing of the Merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction preventing the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement shall be in effect. As such, if a settlement or other resolution is not reached in a potential lawsuit, then the Merger may be prevented from being completed, or from being completed within the expected timeframe.
The Merger Agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $20 million under limited circumstances relating to alternative acquisition proposals.
The Merger Agreement prohibits MB and us from initiating, soliciting or knowingly encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by MB or us of a termination fee in the amount of $20 million in the event that the Merger Agreement is terminated for certain reasons, including, among others, certain changes in the recommendation of our board of directors or the termination of the Merger Agreement in conjunction with another acquisition proposal by a third party. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information for the three months ended June 30, 2013 related to our repurchases of our outstanding common shares:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	3,937	$13.59	—	$—
May 1, 2013 - May 31, 2013	2,099	15.39	—	—
June 1, 2013 - June 30, 2013	1,211	16.66	—	—
Total	7,247	$14.62	—	$—
(1) The shares in this column represent the shares that were withheld by us to satisfy income tax withholding obligations in connection with the vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Merger, dated July 14, 2013, between MB Financial, Inc. and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on July 18, 2013).

3.1
Form of Fourth Amended and Restated Certificate of Incorporation of Taylor Capital Group, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed June 6, 2012).

3.2
Certificate of Designations of Perpetual Non-cumulative Preferred Stock, Series A, of Taylor Capital Group, Inc. dated November 19, 2012 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed November 20, 2012).

3.3	Fourth Amended and Restated Bylaws of Taylor Capital Group, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed June 4, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and June 30, 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012; and (vi) Notes to Consolidated Financial Statements.*

______________________

*
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act, or otherwise be subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: August 2, 2013
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)