Form 10-Q
period 2013-09-30
TAYLOR CAPITAL GROUP INC
filed 2013-11-01
CIK 1025536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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
.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At October 31, 2013 there were 29,334,224 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$119,856	$165,921
Federal funds sold	2,500	—
Short-term investments	51	464
Total cash and cash equivalents	122,407	166,385
Investment securities:
Available for sale, at fair value	1,014,367	936,938
Held to maturity, at amortized cost (fair value of $394,682 at September 30, 2013 and $342,231 at December 31, 2012)	406,539	330,819
Loans held for sale	498,276	938,379
Loans, net of allowance for loan losses of $85,013 at September 30, 2013 and $82,191 at December 31, 2012	3,543,645	3,086,112
Premises, leasehold improvements and equipment, net	25,391	16,062
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	74,342	74,950
Mortgage servicing rights, at fair value	184,237	78,917
Other real estate and repossessed assets, net	14,389	24,259
Other assets	131,101	149,589
Total assets	$6,014,694	$5,802,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,010,789	$1,179,724
Interest-bearing	2,686,407	2,348,618
Total deposits	3,697,196	3,528,342
Accrued interest, taxes and other liabilities	120,521	131,473
Short-term borrowings	1,565,651	1,463,019
Long-term borrowings	—	—
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	—	33,366
Total liabilities	5,469,975	5,242,807
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A, 8% perpetual non-cumulative; 4,000,000 shares authorized, 4,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, $25 liquidation value	100,000	100,000
Series B, 5% fixed rate cumulative perpetual; 104,823 shares authorized, 78,623 shares issued and outstanding at September 30, 2013 and 104,823 shares issued and outstanding at December 31, 2012, $1,000 liquidation value	78,927	103,813
Nonvoting convertible; 1,350,000 shares authorized, 1,282,674 shares issued and outstanding at September 30, 2013 and at December 31, 2012	13	13
Common stock, $0.01 par value; 45,000,000 shares authorized; 30,691,538 shares issued at September 30, 2013 and 30,150,040 shares issued at December 31, 2012; 29,333,540 shares outstanding at September 30, 2013 and 28,792,042 shares outstanding at December 31, 2012	307	302
Surplus	417,202	412,391
Accumulated deficit	(27,518)	(63,537)
Accumulated other comprehensive income, net	5,373	36,206
Treasury stock, at cost, 1,357,998 shares at September 30, 2013 and December 31, 2012	(29,585)	(29,585)
Total stockholders’ equity	544,719	559,603
Total liabilities and stockholders’ equity	$6,014,694	$5,802,410

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$40,501	$36,561	$115,629	$107,266
Interest and dividends on investment securities:
Taxable	8,332	8,897	25,347	29,104
Tax-exempt	2,826	733	6,330	2,087
Interest on cash equivalents	2	1	4	7
Total interest income	51,661	46,192	147,310	138,464
Interest expense:
Deposits	3,697	4,399	12,174	14,748
Short-term borrowings	491	564	1,384	1,756
Long-term borrowings	—	32	—	601
Junior subordinated debentures	1,446	1,466	4,333	4,402
Subordinated notes	—	2,535	1,627	7,581
Total interest expense	5,634	8,996	19,518	29,088
Net interest income	46,027	37,196	127,792	109,376
Provision for loan losses	300	900	1,300	8,350
Net interest income after provision for loan losses	45,727	36,296	126,492	101,026
Noninterest income:
Service charges	3,572	3,423	10,568	10,069
Mortgage banking revenue	25,148	40,676	95,711	81,220
Gains on sales of investment securities, net	61	—	68	3,976
Other derivative income	1,855	1,790	5,119	3,166
Other noninterest income	1,836	1,361	6,826	4,654
Total noninterest income	32,472	47,250	118,292	103,085
Noninterest expense:
Salaries and employee benefits	35,100	37,024	106,450	88,939
Occupancy of premises	2,768	2,563	7,961	6,874
Furniture and equipment	935	683	2,566	2,084
Nonperforming asset expense, net	(836)	613	(1,475)	2,135
Early extinguishment of debt	—	3,670	5,380	7,658
FDIC assessment	1,963	1,766	5,746	4,965
Legal fees, net	2,001	1,020	3,976	2,633
Loan expense, net	2,195	1,862	7,461	4,405
Outside services	3,535	1,082	8,849	2,369
Other noninterest expense	6,881	5,616	19,654	14,391
Total noninterest expense	54,542	55,899	166,568	136,453
Income before income taxes	23,657	27,647	78,216	67,658
Income tax expense	9,488	10,898	31,173	27,215
Net income	14,169	16,749	47,043	40,443
Preferred dividends and discounts	(3,583)	(1,757)	(11,024)	(5,247)
Net income applicable to common stockholders	$10,586	$14,992	$36,019	$35,196
Basic income per common share	$0.35	$0.50	$1.19	$1.18
Diluted income per common share	0.34	0.49	1.17	1.15
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(dollars in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net income	$14,169	$16,749	$47,043	$40,443
Other comprehensive income (loss), net of income tax:
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(935)	5,758	(31,096)	5,241
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(187)	(353)	(734)	4,553
Change in unrealized loss from cash flow hedging instruments	15	122	997	510
Total other comprehensive income (loss), net of income tax	(1,107)	5,527	(30,833)	10,304
Total comprehensive income, net of income tax	$13,062	$22,276	$16,210	$50,747
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited) (dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Preferred Stock, Series D	Preferred Stock, Series G	Nonvoting Convertible Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at Balance at December 31, 2012	$100,000	$103,813	$—	$—	$13	$302	$412,391	$(63,537)	$36,206	$(29,585)	$559,603
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	2	(2)		—	—	—
Exercise of stock options	—	—	—	—	—	—	(5)	—	—	—	(5)
Amortization of stock-based compensation awards	—	—	—	—	—		4,291	—	—	—	4,291
Tax expense on options, dividends and vesting	—	—	—	—	—	—	270	—	—	—	270
Net income	—	—	—	—	—	—	—	47,043	—	—	47,043
Other comprehensive loss	—	—	—	—	—	—	—	—	(30,833)	—	(30,833)
Repurchase of Series B Preferred stock	—	(26,364)	—	—	—	—	—	—	—	—	(26,364)
Issuance of common stock for warrant exercise	—	—	—	—	—	3	304	—	—		307
Preferred issuance costs, Series A	—	—	—	—	—	—	(47)	—	—	—	(47)
Preferred stock dividends, Series A	—	—	—	—	—	—	—	(5,889)	—	—	(5,889)
Preferred stock dividends and discounts accumulated, Series B	—	1,478	—	—	—	—	—	(5,135)	—	—	(3,657)
Balance at Balance as of September 30, 2013	$100,000	$78,927	$—	$—	$13	$307	$417,202	$(27,518)	$5,373	$(29,585)	$544,719

Balance at December 31, 2011	$—	$102,042	$4	$9	$—	$297	$423,674	$(118,426)	$31,513	$(29,585)	$409,528
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	1	—		—	—	1
Exercise of stock options	—	—	—	—	—	—	135	—	—	—	135
Amortization of stock-based compensation awards	—	—	—	—	—	—	901	—	—	—	901
Net income	—	—	—	—	—	—	—	40,443	—	—	40,443
Other comprehensive income	—	—	—	—	—	—	—	—	10,304	—	10,304
Repurchase of TARP warrant	—	—	—	—	—	—	(9,839)	—	—	—	(9,839)
Issuance of common stock for warrant exercise	—	—	—	—	—	3	124	—	—	—	127
Exchange of Series D and G Preferred stock for Nonvoting Preferred stock	—	—	(4)	(9)	13	—	—	—	—	—	—
Rights offering and Series C and E Preferred stock conversion costs	—	—	—	—	—	—	(96)	—	—	—	(96)
Preferred stock dividends and discounts accumulated, Series B	—	1,317	—	—	—	—	—	(5,247)	—	—	(3,930)
Balance at Balance as of September 30, 2012	$—	$103,359	$—	$—	$13	$301	$414,899	$(83,230)	$41,817	$(29,585)	$447,574
See accompanying notes to consolidated financial statements (unaudited).

TAYLOR CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (dollars in thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$47,043	$40,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other derivative income	(5,119)	(3,166)
Gains on sales of investment securities, net	(68)	(3,976)
Amortization of premiums and discounts, net	8,387	5,554
Other-than-temporary impairment on investment security	—	125
Deferred loan fee amortization	(663)	(2,665)
Provision for loan losses	1,300	8,350
Payments on loans held for sale	6,382	—
Loans originated for sale	(5,203,623)	(3,064,022)
Proceeds from loan sales	5,730,480	2,874,149
Gains from sales of originated mortgage loans	(30,544)	(73,327)
Depreciation and amortization	2,576	1,895
Deferred income tax expense	30,607	23,313
(Gain) loss on sales of other real estate	(2,855)	505
Excess tax benefit (shortfall) on stock options exercised and stock awards	(71)	42
Change in fair value of mortgage derivative instruments	33,084	(10,677)
Change in fair value of mortgage servicing rights	(8,470)	3,499
Other, net	7,709	4,528
Changes in other assets and liabilities:
Accrued interest receivable	(1,143)	570
Other assets	6,742	(16,590)
Accrued interest payable, taxes and other liabilities	(13,194)	33,799
Net cash provided by (used in) by operating activities	608,560	(177,651)
Cash flows from investing activities:
Purchases of available for sale securities	(364,897)	(203,290)
Purchases of held to maturity securities	(128,538)	(86,873)
Proceeds from principal payments and maturities of available for sale securities	117,193	140,207
Proceeds from principal payments and maturities of held to maturity securities	50,274	27,468
Proceeds from sales of available for sale securities	112,596	205,616
Settlement of prior year investment security purchases	(23,625)	—
Net increase in loans	(586,929)	(198,594)
Net additions to premises, leasehold improvements and equipment	(11,905)	(2,529)
Purchases of FHLB and FRB stock	(80,892)	(21,697)
Proceeds from redemptions of FHLB and FRB stock	81,500	25,665
Purchase of mortgage servicing rights	(35,870)	(22,067)
Net proceeds from sales of other real estate and repossessed assets	17,912	14,599
Net cash used in investing activities	(853,181)	(121,495)

Consolidated Statements of Cash Flows continued on the next page.

TAYLOR CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued) (dollars in thousands)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from financing activities:
Net increase in deposits	171,093	435,833
Net increase in short-term borrowings	102,632	102,301
Repayments of long-term borrowings	—	(127,500)
Repayment of subordinated notes	(37,500)	(60,000)
Repurchase of TARP warrant	—	(9,839)
Repurchase of Series B Preferred stock	(26,364)	—
Preferred stock dividends paid and discounts accumulated	(9,546)	(3,930)
Other financing activities	328	124
Net cash provided by financing activities	200,643	336,989
Net increase (decrease) in cash and cash equivalents	(43,978)	37,843
Cash and cash equivalents, beginning of period	166,385	121,164
Cash and cash equivalents, end of period	$122,407	$159,007

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,093	$16,609
Income taxes	8,471	4,216
Supplemental disclosures of noncash investing and financing activities:
Transfer of available for sale investment securities to held to maturity investment securities	—	162,798
Change in fair value of available for sale investment securities, net of tax	(31,096)	8,883
Transfer of portfolio loans to held for sale loans	125,759	—
Transfer of held for sale loans to portfolio loans	2,187	654
Transfer of loans to equity securities	—	3,750
Loans transferred to other real estate and repossessed assets	5,187	8,341
Additions to mortgage servicing rights resulting from originations	60,980	25,909
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation:
These consolidated financial statements contain unaudited information as of September 30, 2013 and for the quarter and nine months ended September 30, 2013 and September 30, 2012. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with Taylor Capital Group, Inc.'s (the "Company") audited consolidated financial statements and the related notes. The consolidated statements of income for the three and nine months ended September 30, 2013 is not necessarily indicative of the results that the Company may achieve for the full year.
Loans Held for Sale
Loans held for sale consist solely of residential mortgage loans. The Company intends to sell these loans. Loans that were originated and immediately designated as held for sale are accounted for at fair value with changes in fair value recognized in noninterest income. Loans that were originated and held in the loan portfolio and then transferred to held for sale are accounted for at lower of cost or market value.
Amounts in the prior year's consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. In 2012, the Company revised the presentation of several schedules in Note 3 - "Loans and Loans Held for Sale" to exclude loans held for sale.
2. Investment Securities:
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at September 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale:
September 30, 2013:
U.S. government sponsored agency securities	$14,928	$259	$—	$15,187
Residential mortgage-backed securities	518,319	8,484	(9,166)	517,637
Commercial mortgage-backed securities	121,637	7,874	—	129,511
Collateralized mortgage obligations	13,295	—	(672)	12,623
State and municipal obligations	354,542	2,217	(17,350)	339,409
Total at September 30, 2013	$1,022,721	$18,834	$(27,188)	$1,014,367
December 31, 2012:
U.S. Treasury securities	$9,998	$—	$—	$9,998
U.S. government sponsored agency securities	15,073	983	—	16,056
Residential mortgage-backed securities	549,735	27,385	(406)	576,714
Commercial mortgage-backed securities	134,774	11,926	—	146,700
Collateralized mortgage obligations	21,106	340	—	21,446
State and municipal obligations	162,702	4,182	(860)	166,024
Total at December 31, 2012	$893,388	$44,816	$(1,266)	$936,938

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held To Maturity:
September 30, 2013:
U.S. government sponsored agency securities	$9,993	$—	$(790)	$9,203
Residential mortgage-backed securities	241,814	3,367	(7,433)	237,748
Collateralized mortgage obligations	66,866	—	(3,321)	63,545
State and municipal obligations	87,866	94	(3,774)	84,186
Total at September 30, 2013	$406,539	$3,461	$(15,318)	$394,682
December 31, 2012:
Residential mortgage-backed securities	$220,762	$9,150	$(189)	$229,723
Collateralized mortgage obligations	57,853	2,346	(81)	60,118
State and municipal obligations	52,204	186	—	52,390
Total at December 31, 2012	$330,819	$11,682	$(270)	$342,231
As of September 30, 2013, the Company held $961.1 million (estimated fair value) of mortgage related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties.
Of the total mortgage related investment securities, $956.8 million (estimated fair value), or 99.6%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae and Freddie Mac, and the remaining $4.3 million were private-label residential mortgage related securities.
Investment securities with an approximate book value of $986.1 million at September 30, 2013 and $632.4 million at December 31, 2012, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law. The amount of pledged investment securities has increased due to an increase in deposits and short-term borrowings that require collateral.
The following table summarizes the Company’s gross realized gains and losses for the quarter and nine month periods indicated:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Gross realized gains	$1,508	$—	$1,515	$4,865
Gross realized losses	(1,447)	—	(1,447)	(889)
Net realized gains	$61	$—	$68	$3,976

The following table summarizes, for investment securities with unrealized losses as of September 30, 2013 and December 31, 2012, the amount of the unrealized loss and the related fair value. The securities have been further segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available For Sale:
September 30, 2013:
Residential mortgage-backed securities	$157,893	$(8,995)	$3,445	$(171)	$161,338	$(9,166)
Collateralized mortgage obligations	12,623	(672)	—	—	12,623	(672)
State and municipal obligations	256,549	(17,350)	—	—	256,549	(17,350)
Total temporarily impaired available for sale securities	$427,065	$(27,017)	$3,445	$(171)	$430,510	$(27,188)
December 31, 2012:
U.S. Treasury securities	$9,998	$—	$—	$—	$9,998	$—
Residential mortgage-backed securities	24,802	(57)	3,888	(349)	28,690	(406)
State and municipal obligations	52,400	(860)	—	—	52,400	(860)
Total temporarily impaired available for sale securities	$87,200	$(917)	$3,888	$(349)	$91,088	$(1,266)

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Held To Maturity:
September 30, 2013:
U.S. government agency securities	$9,203	$(790)	$—	$—	$9,203	$(790)
Residential mortgage-backed securities	160,525	(7,304)	11,067	(129)	171,592	(7,433)
Collateralized mortgage obligations	63,545	(3,321)	—	—	63,545	(3,321)
State and municipal obligations	55,891	(3,774)	—	—	55,891	(3,774)
Total temporarily impaired held to maturity securities	$289,164	$(15,189)	$11,067	$(129)	$300,231	$(15,318)
December 31, 2012:
Residential mortgage-backed securities	$26,728	$(189)	$—	$—	$26,728	$(189)
Collateralized mortgage obligations	4,659	(81)	—	—	4,659	(81)
Total temporarily impaired held to maturity securities	$31,387	$(270)	$—	$—	$31,387	$(270)
At September 30, 2013, the Company had three investment securities in an unrealized loss position for 12 or more months with a total unrealized loss of $300,000. Each of the three securities in an unrealized loss position was a residential mortgage-backed security; two were private-label securities and one was issued by a government sponsored enterprise.
Of the three residential mortgage-backed securities that were in an unrealized loss position for more than 12 months, none were in an unrealized loss position of more than 10% of amortized cost. As part of its normal process, the Company reviewed these securities, considering the severity and duration of the loss and current credit ratings, and concluded that the decline in fair value was not credit related but related to changes in interest rates and current illiquidity in the market for this type of security.
One additional investment security was evaluated for other-than-temporary impairment at September 30, 2013. This security is in the Company’s state and municipal obligation portfolio and was acquired in 2008 in a loan work out arrangement. Scheduled payments were received as agreed until November 2010. Since that time, two principal and interest payments have been received. The Company had recognized other-than-temporary impairment loss on this security of $381,000 in 2011. The expected future annual cash flows were analyzed as of September 30, 2013 and no additional other-than-temporary impairment was recorded in the third quarter of 2013. The cost and fair value of this investment security was $551,000 at September 30, 2013.
The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at September 30, 2013:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available For Sale:
Due in one year or less	$—	$—
Due after one year through five years	5,111	5,353
Due after five years through ten years	58,459	59,933
Due after ten years	305,900	289,310
Residential mortgage-backed securities	518,319	517,637
Commercial mortgage-backed securities	121,637	129,511
Collateralized mortgage obligations	13,295	12,623
Total available for sale	$1,022,721	$1,014,367

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held To Maturity:
Due after five years through ten years	$9,993	$9,203
Due after ten years	87,866	84,186
Residential mortgage-backed securities	241,814	237,748
Collateralized mortgage obligations	66,866	63,545
Total held to maturity	$406,539	$394,682
Investment securities do not include Cole Taylor Bank's (the "Bank") aggregate investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $74.3 million at September 30, 2013 and $75.0 million at December 31, 2012. These investments are required for membership and are carried at cost.
The Bank must maintain a specified level of investment in FHLBC stock based on the amount of its outstanding FHLB borrowings. At September 30, 2013, the Company had a $62.5 million investment in FHLBC stock, compared to $63.3 million at December 31, 2012. As of September 30, 2013, the Company believed that it would ultimately recover the par value of the FHLBC stock.

3. Loans and Loans Held for Sale:
Loans by type at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Loans:
Commercial and industrial	$1,902,572	$1,590,587
Commercial real estate secured	1,113,533	965,978
Residential construction and land	49,796	45,903
Commercial construction and land	115,698	103,715
Lease receivables	108,808	50,803
Consumer	348,362	416,635
Gross loans	3,638,769	3,173,621
Less: Unearned discount	(10,111)	(5,318)
Loans	3,628,658	3,168,303
Less: Allowance for loan losses	(85,013)	(82,191)
Loans, net	$3,543,645	$3,086,112
Loans Held for Sale:
Total Loans Held for Sale	$498,276	$938,379
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
The following table presents the aging of loans by class at September 30, 2013 and December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
September 30, 2013
Commercial and industrial	$—	$—	$19,893	$19,893	$1,882,679	$1,902,572
Commercial real estate secured	446	—	34,584	35,030	1,078,503	1,113,533
Residential construction and land	—	—	—	—	49,796	49,796
Commercial construction and land	—	—	25,746	25,746	89,952	115,698
Lease receivables, net	—	—	—	—	98,697	98,697
Consumer	4,221	991	5,822	11,034	337,328	348,362
Loans	$4,667	$991	$86,045	$91,703	$3,536,955	$3,628,658
December 31, 2012
Commercial and industrial	$—	$—	$16,705	$16,705	$1,573,882	$1,590,587
Commercial real estate secured	—	—	14,530	14,530	951,448	965,978
Residential construction and land	—	—	4,495	4,495	41,408	45,903
Commercial construction and land	—	—	15,220	15,220	88,495	103,715
Lease receivables, net	—	—	—	—	45,485	45,485
Consumer	4,137	1,974	8,587	14,698	401,937	416,635
Loans	$4,137	$1,974	$59,537	$65,648	$3,102,655	$3,168,303

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
The following table presents the risk categories of loans by class at September 30, 2013 and December 31, 2012:

	Pass	Special Mention	Substandard	Nonaccrual	Total Loans
	(in thousands)
September 30, 2013
Commercial and industrial	$1,861,288	$19,597	$1,794	$19,893	$1,902,572
Commercial real estate secured	1,037,628	19,568	21,753	34,584	1,113,533
Residential construction and land	46,236	3,560	—	—	49,796
Commercial construction and land	84,757	5,195	—	25,746	115,698
Lease receivables, net	98,697	—	—	—	98,697
Consumer	342,540	—	—	5,822	348,362
Loans	$3,471,146	$47,920	$23,547	$86,045	$3,628,658
December 31, 2012
Commercial and industrial	$1,540,041	$28,298	$5,543	$16,705	$1,590,587
Commercial real estate secured	914,250	20,194	17,004	14,530	965,978
Residential construction and land	37,150	4,258	—	4,495	45,903
Commercial construction and land	83,159	5,276	60	15,220	103,715
Lease receivables, net	45,485	—	—	—	45,485
Consumer	408,048	—	—	8,587	416,635
Loans	$3,028,133	$58,026	$22,607	$59,537	$3,168,303
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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$3,509	$1,903	$—	$4,998	$3,006	$—
Commercial real estate secured	38,487	31,604	—	31,073	21,442	—
Residential construction and land	—	—	—	16,378	4,495	—
Commercial construction and land	1,910	482	—	5,402	4,194	—
Consumer	6,069	5,616	—	6,684	6,462	—
Subtotal	49,975	39,605	—	64,535	39,599	—
With an allowance recorded:
Commercial and industrial	37,526	19,453	8,945	20,595	15,235	8,006
Commercial real estate secured	20,663	16,143	2,552	8,117	4,483	1,121
Commercial construction and land	25,430	25,263	4,672	11,038	11,026	2,930
Subtotal	83,619	60,859	16,169	39,750	30,744	12,057
Total impaired loans	$133,594	$100,464	$16,169	$104,285	$70,343	$12,057

The following table presents average balances of loans individually evaluated for impairment and associated interest income recognized by class of loans as of September 30, 2013 and September 30, 2012:

	September 30, 2013				September 30, 2012
	QTD Average Recorded Balance	YTD Average Recorded Balance	QTD Interest Income Recognized	YTD Interest Income Recognized	QTD Average Recorded Balance	YTD Average Recorded Balance	QTD Interest Income Recognized	YTD Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$1,592	$2,455	$—	$—	$5,174	$7,362	$6	$23
Commercial real estate secured	19,800	25,424	181	502	23,576	18,688	160	160
Residential construction and land	371	1,309	—	—	3,767	3,340	—	—
Commercial construction and land	1,060	1,673	—	—	2,720	4,178	—	—
Consumer	6,220	6,129	37	106	6,376	5,861	28	77
Subtotal	29,043	36,990	218	608	41,613	39,429	194	260
With an allowance recorded:
Commercial and industrial	17,532	17,006	28	112	17,657	22,944	27	142
Commercial real estate secured	16,429	11,109	38	118	11,563	17,332	40	165
Residential construction and land	—	—	—	—	2,032	3,291	—	—
Commercial construction and land	25,263	21,730	—	—	2,717	6,749	—	—
Subtotal	59,224	49,845	66	230	33,969	50,316	67	307
Total impaired loans	$88,267	$86,835	$284	$838	$75,582	$89,745	$261	$567
The majority of the Company's commercial credit customers, as measured by outstanding balances, are located within the Chicago area, although they may do business outside of that area. As of September 30, 2013, approximately 30% of the Company’s loans involved loans that were to some degree secured by real estate properties located primarily within the Chicago area, compared to 31% as of December 31, 2012.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of September 30, 2013 and September 30, 2012:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Lease Receivables	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2012	$35,946	$20,542	$6,642	$8,928	$273	$9,860	$82,191
Provision	1,056	(56)	(409)	1,321	319	(931)	1,300
Charge-offs	(8)	(355)	—	—	—	(1,498)	(1,861)
Recoveries	1,098	1,540	221	2	—	522	3,383
Ending balance as of September 30, 2013	$38,092	$21,671	$6,454	$10,251	$592	$7,953	$85,013
Ending balance individually evaluated for impairment	$8,945	$2,552	$—	$4,672	$—	$—	$16,169
Ending balance collectively evaluated for impairment	29,147	19,119	6,454	5,579	592	7,953	68,844

LOANS:
Ending balance individually evaluated for impairment	$21,356	$47,747	$—	$25,745	$—	$5,616	$100,464
Ending balance collectively evaluated for impairment	1,881,216	1,065,786	49,796	89,953	98,697	342,746	3,528,194
Ending balance	$1,902,572	$1,113,533	$49,796	$115,698	$98,697	$348,362	$3,628,658

ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2011	$51,389	$30,319	$8,083	$6,978	$—	$6,975	$103,744
Provision	(3,156)	1,670	(646)	3,870	67	6,545	8,350
Charge-offs	(15,225)	(11,612)	(1,776)	(5,197)	—	(2,692)	(36,502)
Recoveries	3,350	268	153	87	—	217	4,075
Ending balance as of September 30, 2012	$36,358	$20,645	$5,814	$5,738	$67	$11,045	$79,667
Ending balance individually evaluated for impairment	$9,640	$2,108	$—	$—	$—	$—	$11,748
Ending balance collectively evaluated for impairment	26,718	18,537	5,814	5,738	67	11,045	67,919

LOANS:
Ending balance individually evaluated for impairment	$21,255	$35,093	$4,595	$4,194	$—	$6,534	$71,671
Ending balance collectively evaluated for impairment	1,516,061	943,911	42,589	91,424	11,237	408,800	3,014,022
Ending balance	$1,537,316	$979,004	$47,184	$95,618	$11,237	$415,334	$3,085,693

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
Commercial and consumer loans modified in a TDR are classified as impaired loans for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement. Nonperforming restructured loans totaled $10.7 million at September 30, 2013 and $22.6 million at December 31, 2012. Performing restructured loans totaled $20.0 million at September 30, 2013 and $17.5 million at December 31, 2012.
The following tables provide information on loans modified in a TDR during the quarters ended September 30, 2013 and September 30, 2012. The pre-modification outstanding recorded balance is equal to the outstanding balance immediately prior to modification. The post-modification outstanding balance is equal to the outstanding balance immediately after modification.

	For the quarter ended			For the quarter ended
	September 30, 2013			September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	—	$—	$—	1	$110	$110
Commercial real estate secured	—	—	—	1	9,652	9,652
Consumer	5	423	423	4	578	576
Total	5	$423	$423	6	$10,340	$10,338

	For the nine months ended			For the nine months ended
	September 30, 2013			September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	1	$2,659	$2,659	5	$6,227	$6,227
Commercial real estate secured	3	2,147	2,147	3	10,936	10,936
Commercial construction and land	—	—	—	4	20,260	20,260
Consumer	22	1,694	1,694	27	2,583	2,565
Total	26	$6,500	$6,500	39	$40,006	$39,988

The following tables provide information on TDRs that defaulted for the first time during the period indicated and had been modified within the last twelve months:

	For the quarter ended		For the quarter ended
	September 30, 2013		September 30, 2012
	Number of Loans	Recorded Investment at Period End	Number of Loans	Recorded Investment at Period End
	(dollars in thousands)
Commercial real estate secured	—	$—	1	$1,089
Consumer	—	$—	1	$45
Total	—	$—	2	$1,134

	For the nine months ended		For the nine months ended
	September 30, 2013		September 30, 2012
	Number of Loans	Recorded Investment at Period End	Number of Loans	Recorded Investment at Period End
	(dollars in thousands)
Commercial real estate secured	—	$—	1	$1,089
Residential construction and land	—	$—	1	$—
Consumer	1	86	6	735
Total	1	$86	8	$1,824
Loans Held for Sale
At September 30, 2013, loans held for sale of $498.3 million consisted entirely of residential mortgage loans originated by Cole Taylor Mortgage. A portion of these loans had been transferred from the loan portfolio. The unpaid principal balance associated with all loans held for sale was $479.4 million at September 30, 2013. An unrealized gain on these loans of $18.7 million for the nine months ended September 30, 2013 and $23.7 million for the nine months ended September 30, 2012 was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income. None of these loans were 90 days or more past due or on nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.
Loan Participations
The total amount of loans transferred to third parties as loan participations at September 30, 2013 was $211.5 million, all of which has been recognized as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and its servicing responsibilities.

4. Interest-Bearing Deposits:
Interest-bearing deposits at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Commercial interest checking	$305,111	$—
NOW accounts	632,105	573,133
Savings accounts	40,166	39,915
Money market deposits	761,590	744,791
Brokered money market deposits	—	27,840
Time deposits:
Certificates of deposit	522,433	561,998
Brokered certificates of deposit	235,405	199,604
CDARS time deposits	135,013	186,187
Public time deposits	54,584	15,150
Total time deposits	947,435	962,939
Total	$2,686,407	$2,348,618
At September 30, 2013, time deposits in the amount of $100,000 or more totaled $470.4 million compared to $482.2 million at December 31, 2012.
Brokered certificates of deposit (“CDs”) are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and net of the related broker placement fees. Brokered CD placement fees of $445,000 at September 30, 2013 and $1.1 million at December 31, 2012 are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. As of September 30, 2013, the Company had no brokered CDs that could be called after a lock-out period but before their stated maturity.  During the nine months ended September 30, 2013, the Company incurred $366,000 in expense associated with a brokered CD that was called before its stated maturity.  During the nine months ended September 30, 2012, the Company had two brokered CDs with a balance of $30.0 million that could be called after a lock-out period but before their stated maturity. The Company incurred $437,000 in expense associated with brokered CDs that were called before their stated maturity during the nine months ended September 30, 2012.
5. Borrowings:
Short-term:
Short-term borrowings at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013		December 31, 2012
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Customer repurchase agreements	$7,300	0.05%	$24,663	0.09%
Federal funds purchased	348,351	0.39	173,356	0.64
FHLB advances	1,210,000	0.11	1,265,000	0.12
Total	$1,565,651	0.17%	$1,463,019	0.19%
Customer repurchase agreements are collateralized financing transactions primarily executed with local Bank clients and with overnight maturities.

FHLB short-term advances at September 30, 2013 and December 31, 2012, consisted of the following:

	Interest Rate	Due Date	Earliest Call Date (if applicable)	September 30, 2013	December 31, 2012
	(dollars in thousands)
FHLB overnight advance	0.130%	January 2, 2013	n/a	$—	$665,000
FHLB advance	0.130	January 2, 2013	n/a	—	200,000
FHLB advance	0.070	January 16, 2013	n/a	—	200,000
FHLB advance	0.150	January 23, 2013	n/a	—	200,000
FHLB overnight advance	0.130	October 1, 2013	n/a	260,000	—
FHLB advance	0.150	October 2, 2013	n/a	100,000	—
FHLB advance	0.100	December 4, 2013	n/a	400,000	—
FHLB advance	0.100	December 11, 2013	n/a	300,000	—
FHLB advance	0.100	December 26, 2013	n/a	150,000	—
Total short-term FHLB advances				$1,210,000	$1,265,000

Collateral:
At September 30, 2013, the FHLB advances were collateralized by $847.5 million of investment securities and blanket liens on $774.9 million of qualified first-mortgage residential loans, multi-family loans, home equity loans and commercial real estate loans. Based on the value of collateral pledged at September 30, 2013, the Bank had additional borrowing capacity at the FHLB of $137.8 million. In comparison, at December 31, 2012, the FHLB advances were collateralized by $530.3 million of investment securities and a blanket lien on $920.1 million of qualified first-mortgage residential, home equity and commercial real estate loans with additional borrowing capacity of $57.1 million.
The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At September 30, 2013, the Bank had pledged $426.1 million of commercial loans as collateral for an available $352.6 million borrowing capacity at the FRB. At September 30, 2013, the Bank had no advances from the FRB. At December 31, 2012, the Bank had pledged $521.2 million of commercial loans as collateral for available borrowing capacity of $441.8 million under the BIC program, with no advances outstanding at December 31, 2012.

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

The aggregate amount of funds required to prepay the notes was $37.5 million principal amount and approximately $604,000 of accrued interest and prepayment premium. In the nine months ended September 30, 2013, the Company incurred $5.4 million of early extinguishment of debt expense associated with the unamortized discount, unamortized original issuance costs of the notes and the prepayment premium.

7. Stockholders' Equity:
Stock purchase warrants dated May 28, 2010 and October 21, 2010 (the "warrants") were issued by the Company in connection with the issuance of its 8% subordinated notes due May 28, 2020, which, as described above, were prepaid in full, effective June 20, 2013. These warrants were originally exercisable on a cash basis for an aggregate of 937,500 shares of the Company’s common stock, before anti-dilution adjustments. Prior to the Company's June 27, 2013 cashless conversion of their warrants described below, holders elected to exercise warrants related to 203,125 shares (before anti-dilution adjustments) on either a cashless and full cash basis.
On June 27, 2013, the Company sent a notice of conversion to the holders of all of the remaining outstanding warrants notifying such holders that the warrants were being converted into the right to receive an aggregate of 223,377 shares of common stock on a cashless basis in accordance with their terms. Shares of common stock issuable related to the June 27,

2013 conversion were issued to each warrant holder upon surrender to the Company of such warrant holder's warrant. A total of 223,279 shares of common stock had been issued as of September 30, 2013.
The common stock issued or remaining to be issued pursuant to the cashless conversions of the warrants was or will be issued without registration in reliance upon Section 3(a)(9) of the Securities Act. No commission or other remuneration was paid in connection with the cashless conversions of the warrants.
In July 2013, the Company repurchased 26,200 shares of its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the "Series B stock"), in a privately negotiated transaction for an aggregate price of $26.2 million, its face liquidation amount, plus approximately $200,000 of accrued but unpaid dividends. This repurchase was funded using available cash on hand and represented approximately 25% of the outstanding shares of Series B stock.

8. Other Comprehensive Income (“OCI”):
The following table presents OCI for the periods indicated:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2013			September 30, 2012
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$(1,478)	$580	$(898)	$9,759	$(4,001)	$5,758
Less: reclassification adjustment for gains included in net income	(61)	24	(37)	—	—	—
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(1,539)	604	(935)	9,759	(4,001)	5,758
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(313)	126	(187)	(599)	246	(353)
Cash flow hedging:
Change in net unrealized loss from cash flow hedging instruments	25	(10)	15	58	1	59
Less: reclassification adjustment for gains included in net income	—	—	—	117	(54)	63
Change in unrealized loss from cash flow hedging, net of reclassification adjustment	25	(10)	15	175	(53)	122
Other comprehensive income (loss)	$(1,827)	$720	$(1,107)	$9,335	$(3,808)	$5,527

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$(51,835)	$20,780	$(31,055)	$13,748	$(5,636)	$8,112
Less: reclassification adjustment for gains included in net income	(68)	27	(41)	(4,865)	1,994	(2,871)
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(51,903)	20,807	(31,096)	8,883	(3,642)	5,241
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(1,324)	590	(734)	7,715	(3,162)	4,553
Cash flow hedging:
Change in net unrealized loss from cash flow hedging	1,669	(672)	997	78	46	124
Less: reclassification adjustment for gains included in net income	—	—	—	639	(253)	386
Change in unrealized loss from cash flow hedging, net of reclassification adjustment	1,669	(672)	997	717	(207)	510
Other comprehensive income	$(51,558)	$20,725	$(30,833)	$17,315	$(7,011)	$10,304

The following table presents the changes in each component of OCI, net of tax, for the three months ended September 30, 2013:

	Net unrealized gains and losses on available for sale securities	Net deferred gains and losses on investment transfer to held to maturity from available for sale	Net unrealized loss from cash flow hedging instruments	Total
	(in thousands)
Balance as of June 30, 2013	$2,073	$3,457	$950	$6,480
OCI before reclassification	(898)	—	15	(883)
Amounts reclassified from OCI	(37)	(187)	—	(224)
Net other comprehensive income (loss)	(935)	(187)	15	(1,107)
Balance as of September 30, 2013	$1,138	$3,270	$965	$5,373

The following table presents the changes in each component of OCI, net of tax, for the nine months ended September 30, 2013:

	Net unrealized gains and losses on available for sale securities	Net deferred gains and losses on investment transfer to held to maturity from available for sale	Net unrealized loss from cash flow hedging instruments	Total
	(in thousands)
Balance at December 31, 2012	$32,234	$4,004	$(32)	$36,206
OCI before reclassification	(31,055)	—	997	(30,058)
Amounts reclassified from OCI	(41)	(734)	—	(775)
Net current period other comprehensive income	(31,096)	(734)	997	(30,833)
Balance as of September 30, 2013	$1,138	$3,270	$965	$5,373

The following table presents the amount reclassified out of each component of OCI for the periods indicated:

	Amount reclassified from OCI
Detail of OCI components	Three months ended September 30, 2013	Nine months ended September 30, 2013	Affected line item in the statement where net income is presented
	(in thousands)
Net unrealized gains and losses on available for sale securities:
	$61	$68	Gains on sales of investment securities
	(24)	(27)	Income tax expense
	37	41	Net of tax

Amortization of deferred gains and losses on investment transfer to held to maturity from available for sale:
	313	1,324	Interest income
	(126)	(590)	Income tax expense
	187	734	Net of tax

Total reclassifications for the period	$224	$775	Net of tax

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
The following table sets forth the computation of basic and diluted income per common share for the periods indicated:

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Net income	$14,169	$16,749	$47,043	$40,443
Preferred dividends and discounts	(3,583)	(1,757)	(11,024)	(5,247)
Net income available to common stockholders	$10,586	$14,992	$36,019	$35,196
Undistributed earnings allocated to common shares	$10,015	$14,225	$34,059	$33,343
Undistributed earnings allocated to unvested restricted participating shares	127	126	440	338
Undistributed earnings allocated to preferred participating shares	444	641	1,520	1,515
Total undistributed earnings	$10,586	$14,992	$36,019	$35,196
Basic weighted-average common shares outstanding	28,936,361	28,430,871	28,741,024	28,220,962
Dilutive effect of stock options	157,964	116,527	133,248	99,896
Dilutive effect of warrants	81,745	383,837	188,266	668,208
Diluted weighted-average common shares outstanding	29,176,070	28,931,235	29,062,538	28,989,066
Basic income per common share	$0.35	$0.50	$1.19	$1.18
Diluted income per common share	0.34	0.49	1.17	1.15

Antidilutive shares not included in diluted earnings per common share calculation:
Stock options	160,415	441,140	311,915	441,140
Warrants	—	505,479	505,479	505,479
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

The following is a summary of stock option activity for the nine months ended September 30, 2013:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2013	763,506	$16.64
Granted	—	—
Exercised	(7,439)	8.33
Forfeited	—	—
Expired	(75,204)	20.57
Outstanding at September 30, 2013	680,863	16.30
Exercisable at September 30, 2013	585,384	17.78

As of September 30, 2013, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $146,000 and the weighted-average period over which these costs are expected to be recognized is approximately one year.
The Company grants restricted stock awards, a portion of which vests upon completion of future service requirements. The fair value of restricted stock awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.
The following table provides information regarding nonvested restricted stock activity for the nine months ended September 30, 2013:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	245,627	$13.81
Granted	309,468	17.11
Vested	(192,707)	15.46
Forfeited or canceled	(1,789)	17.11
Nonvested at September 30, 2013	360,599	15.75
As of September 30, 2013, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $2.7 million and the weighted-average period over which these costs are expected to be recognized is approximately 1.4 years.
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

The following tables describe the derivative instruments outstanding at the dates indicated:

	September 30, 2013
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.229%	1.7 yrs	$3,280
Total fair value hedging derivative instruments	106,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	11.7 yrs	1,617
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	126,920
Non-hedging derivative instruments:
Customer interest rate swap —pay fixed/receive variable	463,851	Pay 2.36% Receive 0.182	3.7 yrs	(15,448)
Customer interest rate swap —receive fixed/pay variable	463,851	Receive 2.36% Pay 0.182%	3.7 yrs	15,257
Interest rate swaps—mortgage servicing rights	400,000	Receive 1.82% Pay 0.244%	6.8 yrs	(7,943)
Interest rate swaptions—mortgage servicing rights	25,000	n/a	10.2 yrs	2,102
Mortgage TBAs	60,000	n/a	0.1 yrs	328
Interest rate lock commitments	626,358	n/a	0.1 yrs	9,459
Forward loan sale commitments	805,000	n/a	0.1 yrs	(18,909)
Total non-hedging derivative instruments	2,844,060
Total derivative instruments	$2,970,980

	December 31, 2012
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.290%	2.4 yrs	$4,854
Callable brokered CD interest rate swaps—pay variable/receive fixed	30,000	Receive 3.43% Pay (0.039)%	12.1 yrs	415
Total fair value hedging derivative instruments	136,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	12.5 yrs	(53)
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	156,920
Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	387,171	Pay 2.54% Receive 0.263%	3.2 yrs	(19,640)
Customer interest rate swap—receive fixed/pay variable	387,171	Receive 2.54% Pay 0.263%	3.2 yrs	18,999
Interest rate swaps—mortgage servicing rights	192,500	Receive 1.62% Pay 0.274%	7.8 yrs	3,786
Interest rate lock commitments	1,097,825	n/a	0.1 yrs	15,318
Forward loan sale commitments	1,501,495	n/a	0.1 yrs	(985)
Total non-hedging derivative instruments	3,566,162
Total derivative instruments	$3,723,082
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

The following table shows the net gains (losses) recognized in the Consolidated Statements of Income related to fair value hedging derivatives:

	Consolidated Statement of Income Location	For the Quarter Ended		For the Nine Months Ended
		September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
		(in thousands)
Change in fair value of brokered CD interest rate swaps	Other derivative income	$(273)	$177	$(1,574)	$327
Change in fair value of hedged brokered CDs	Other derivative income	282	(174)	1,616	(300)
Ineffectiveness		$9	$3	42	$27

Change in fair value of callable brokered CD interest rate swaps	Other derivative income	$(102)	$(446)	(416)	$(525)
Change in fair value of hedged callable brokered CDs	Other derivative income	279	1,194	863	1,243
Ineffectiveness		$177	$748	$447	$718
The interest rate swaps designated as cash flow hedges are used to reduce the variability in the interest paid on a portion of the junior subordinated borrowings. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value is recorded in OCI.
The table below identifies the gains and losses recognized on the Company's interest rate derivatives designated as cash flow hedges. The interest rate corridors designated as cash flow hedges referred to in the table below were used to reduce the variability in the interest paid on the borrowings attributable to changes in 1-month LIBOR. The effective portion of the fair value of these hedging derivative instruments was reported on the Consolidated Balance Sheets in other assets and the change in fair value was recorded in OCI.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Derivatives - effective portion recorded in OCI
Interest rate corridors	$—	$14	$—	$(85)
Interest rate swap	25	161	1,669	802
Total	$25	$175	$1,669	$717

Derivatives - effective portion reclassified from OCI to income
Interest rate corridors	$—	$(117)	$—	$(639)
Interest rate swap	—	—	—	—
Total	$—	$(117)	$—	$(639)

Hedge ineffectiveness recorded directly in income
Interest rate corridors	$—	$(2)	$—	$(3)
Interest rate swap	—	—	—	—
Total	$—	$(2)	$—	$(3)
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
The Company enters into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. Any premiums related to covered call options are recognized on the Consolidated Statements of Income in noninterest income. There were no covered call options outstanding as of September 30, 2013.
Amounts included in the Consolidated Statements of Income related to non-hedging derivative instruments were as follows:

		For the Quarter Ended		For the Nine Months Ended
	Consolidated Statements of Income Location	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
		(in thousands)
Customer interest rate swaps - pay fixed/receive variable	Other derivative income	$(2,131)	$(1,116)	$4,192	$(2,543)
Customer interest rate swaps - pay variable/receive fixed	Other derivative income	2,207	1,067	(3,742)	2,316
Interest rate swaps - MSRs	Mortgage banking revenue	2,586	826	(8,626)	2,924
Interest rate swaptions - MSRs	Mortgage banking revenue	(91)	35	2,514	50
Mortgage TBA	Mortgage banking revenue	2,241	—	328	—
Interest rate lock commitments	Mortgage banking revenue	16,356	16,948	(5,859)	26,639
Forward loan sale commitments	Mortgage banking revenue	(70,806)	(16,722)	(17,924)	(20,119)

12. Offsetting Assets and Liabilities:

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

Information about financial instruments that are eligible for offset in the Consolidated Balance Sheets as of the dates included is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral	Net Amount
	(in thousands)
As of September 30, 2013
Derivative assets	$6,999	$—	$6,999	$(6,731)	$—	$268
Derivative liabilities	42,300	—	42,300	(6,731)	(31,517)	4,052

As of December 31, 2012
Derivative assets	10,923	(1,869)	9,054	(8,449)	—	605
Derivative liabilities	22,546	(1,869)	20,677	(8,449)	(11,660)	568
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no transfers of assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the nine months ended September 30, 2013.

	As of September 30, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities
U.S. government sponsored agency securities	$15,187	$—	$15,187	$—
Residential mortgage-backed securities	517,637	—	517,637	—
Commercial mortgage-backed securities	129,511	—	129,511	—
Collateralized mortgage obligations	12,623	—	12,623	—
State and municipal obligations	339,409	—	338,858	551
Total available for sale investment securities	1,014,367	—	1,013,816	551
Loans	4,626	—	4,626	—
Loans held for sale	482,683	—	482,683	—
Assets held in employee deferred compensation plans	3,886	3,886	—	—
Derivative instruments	20,154	—	20,154	—
MSRs	184,237	—	—	184,237
Mortgage derivative instruments	11,889	—	2,430	9,459
Liabilities:
Derivative instruments	15,448	—	15,448	—
Mortgage derivative instruments	26,852	—	26,852	—

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

The table below includes a rollforward of the amounts reported on the Consolidated Balance Sheets for the periods indicated (including the effect of the measurement of fair value on earnings or OCI) for assets measured at fair value on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

	For the Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	Investment Securities		Mortgage Servicing Rights		Mortgage Derivatives
	(in thousands)
Beginning balance	$551	$592	$145,729	$34,843	$(6,897)	$14,398
Total net gains (losses) recorded in:
Net income	—	—	(3,735)	(2,744)	16,356	16,948
Purchases	—	—	23,319	10,011	—	—
Originations	—	—	18,924	11,108	—	—
Maturities	—	—	—	—	—	—
Transfers	—	—	—	—	—	—
Fair value at period end	$551	$592	$184,237	$53,218	$9,459	$31,346

	For the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	Investment Securities		Mortgage Servicing Rights		Mortgage Derivatives
	(in thousands)
Beginning balance	$551	$819	$78,917	$8,742	$15,318	$4,706
Total net gains (losses) recorded in:
Net income	—	(37)	8,470	(3,500)	(5,859)	26,640
Purchases	—	—	35,870	22,067	—	—
Originations	—	—	60,980	25,909	—	—
Maturities	—	(190)	—	—	—	—
Transfers	—	—	—	—	—	—
Fair value at period end	$551	$592	$184,237	$53,218	$9,459	$31,346
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

	As of September 30, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$45,271	$—	$2,677	$42,594
OREO and repossessed assets	14,389	—	—	14,389

	As of December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$25,766	$—	$15,427	$10,339
OREO and repossessed assets	18,672	—	—	18,672
At September 30, 2013, the Company had $42.6 million of impaired loans and $14.4 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 value of impaired loans during the nine months ended September 30, 2013, represents sales, payments or net charge-offs of $7.7 million and nine additional impaired loans with fair value of $40.0 million which reflects the charge to earnings of $8.7 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets for the nine months ended September 30, 2013, included $2.4 million of additions and $6.7 million of sales/settlements and write-downs which reduced OREO assets classified as Level 3.
The following table presents quantitative information about Level 3 fair value measurements as of September 30, 2013:

	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Range of Qualitative Information (Weighted Average)
MEASURED ON A RECURRING BASIS:
Available for sale securities	$551	See (1) below	See (1) below	See (1) below
Mortgage interest rate lock commitments (Mortgage derivative instruments)	9,459	Sales cash flow	Expected closing ratio	18.90% -96.00% (74.75%)
			Expected delivery price	96.47 bps –108.23 bps (103.87 bps)
Mortgage servicing rights	184,237	Discounted cash flow	Weighted average prepayment speed (CPR) (2)	4.6% – 31.7% (8.8%)
			Weighted average discount rate	10.00% - 16.25% (10.07%)
			Weighted average maturity, in months	51 – 452 (310)
			Delinquencies	0% - 37.5% (0.92%)
			Costs to service	$63 - $254 ($69)
MEASURED ON A NON-RECURRING BASIS:
Loans	42,594	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (3) below	0% - 100%
OREO and repossessed assets	14,389	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (4) below	5% - 20%

(1)	Fair value can be based on discounted cash flow, offer prices or par. Each available for sale security is evaluated on an individual basis.

(2)	CPR or conditional prepayment rate is the proportion of the principal of a pool of loans that is assumed to be paid off prematurely each period.

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
Key economic assumptions used in the measuring of the fair value of the MSRs and the sensitivity of the fair value to immediate adverse changes in those assumptions at September 30, 2013 are presented in the following table:

September 30, 2013
(dollars in thousands except weighted average costs to service)

Weighted average prepayment speed (CPR)	8.80%
Impact on fair value of 10% adverse change	$(5,868)
Impact on fair value of 20% adverse change	(11,379)

Weighted average discount rate	10.07%
Impact on fair value of 10% adverse change	$(7,219)
Impact on fair value of 20% adverse change	(13,881)

Weighted average delinquency rate	0.92%
Impact on fair value of 10% adverse change	$(840)
Impact on fair value of 20% adverse change	(1,679)

Weighted average costs to service	$69
Impact on fair value of 10% adverse change	$(2,431)
Impact on fair value of 20% adverse change	(4,863)
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
The estimated fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$122,407	$122,407	$122,407	$—	$—
Available for sale investments	1,014,367	1,014,367	—	1,013,816	551
Held to maturity investments	406,539	394,682	—	394,682	—
Loans held for sale	498,276	498,276	—	498,276	—
Loans, net of allowance	3,543,645	3,617,129	—	7,303	3,609,826
Investment in FHLB and FRB stock	74,342	74,342	—	74,342	—
Accrued interest receivable	16,649	16,649	16,649	—	—
Derivative financial instruments	32,043	32,043	—	22,584	9,459
Other assets	3,886	3,886	3,886	—	—
Total financial assets	$5,712,154	$5,773,781	$142,942	$2,011,003	$3,619,836
Financial Liabilities:
Deposits without stated maturities	$2,749,761	$2,749,761	$2,749,761	$—	$—
Deposits with stated maturities	947,435	947,435	—	947,435	—
Short-term borrowings	1,565,651	1,565,455	—	1,565,455	—
Accrued interest payable	1,309	1,309	1,309	—	—
Derivative financial instruments	42,300	42,300	—	42,300	—
Junior subordinated debentures	86,607	81,251	47,166	34,085	—
Subordinated notes, net	—	—	—	—	—
Total financial liabilities	$5,393,063	$5,387,511	$2,798,236	$2,589,275	$—
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$1,488	$1,488	$—	$1,488	$—
Standby letters of credit	257	257	—	257	—
Total off-balance-sheet financial instruments	$1,745	$1,745	$—	$1,745	$—

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$166,385	$166,385	$166,385	$—	$—
Available for sale investments	936,938	936,938	—	936,387	551
Held to maturity investments	330,819	342,231	—	342,231	—
Loans held for sale	938,379	938,379	—	938,379	—
Loans, net of allowance	3,086,112	3,139,173	—	20,735	3,118,438
Investment in FHLB and FRB stock	74,950	74,950	—	74,950	—
Accrued interest receivable	15,506	15,506	15,506	—	—
Derivative financial instruments	43,372	43,372	—	28,054	15,318
Other assets	3,085	3,085	3,085	—	—
Total financial assets	$5,595,546	$5,660,019	$184,976	$2,340,736	$3,134,307
Financial Liabilities:
Deposits without stated maturities	$2,565,403	$2,565,403	$2,565,403	$—	$—
Deposits with stated maturities	962,939	964,947	—	964,947	—
Short-term borrowings	1,463,019	1,463,002	—	1,463,002	—
Accrued interest payable	3,191	3,191	3,191	—	—
Derivative financial instruments	20,678	20,678	—	20,678	—
Junior subordinated debentures	86,607	70,982	46,367	24,615	—
Subordinated notes, net	33,366	37,549	—	37,549	—
Total financial liabilities	$5,135,203	$5,125,752	$2,614,961	$2,510,791	$—
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$3,572	$3,572	$—	$3,572	$—
Standby letters of credit	437	437	—	437	—
Total off-balance-sheet financial instruments	$4,009	$4,009	$—	$4,009	$—
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
The following table presents financial information from the Company’s operating segments and the Other category as of the dates indicated:

	Banking		Mortgage Banking		Other*		Consolidated Total
	For the Quarter Ended		For the Quarter Ended		For the Quarter Ended		For the Quarter Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Net interest income (loss)	$40,780	$36,530	$6,499	$4,575	$(1,252)	$(3,909)	$46,027	$37,196
Provision for loan losses	233	805	67	95	—	—	300	900
Total noninterest income	7,284	6,527	25,145	40,680	43	43	32,472	47,250
Total noninterest expense	23,473	26,389	29,063	25,840	2,006	3,670	54,542	55,899
Income (loss) before income taxes	24,358	15,863	2,514	19,320	(3,215)	(7,536)	23,657	27,647
Income tax expense (benefit)	9,621	6,266	(19)	7,060	(114)	(2,428)	9,488	10,898
Net income (loss)	$14,737	$9,597	$2,533	$12,260	$(3,101)	$(5,108)	$14,169	$16,749
Total average assets	$4,835,115	$4,204,851	$1,053,906	$818,062	$4,119	$3,793	$5,893,140	$5,026,706
Average loans	3,222,523	2,709,774	220,476	287,572	—	—	3,442,999	2,997,346
Average loans held for sale	—	—	626,043	424,508	—	—	626,043	424,508

*	The Other category includes subordinated note expense, certain parent company activities and residual income tax expense (benefit).

	Banking		Mortgage Banking		Other*		Consolidated Total
	For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Net interest income (loss)	$114,136	$110,632	$18,655	$10,360	$(4,999)	$(11,616)	$127,792	$109,376
Provision for loan losses	1,471	8,032	(171)	318	—	—	1,300	8,350
Total noninterest income	22,459	21,729	95,705	81,226	128	130	118,292	103,085
Total noninterest expense	74,711	79,233	84,436	53,550	7,421	3,670	166,568	136,453
Income (loss) before income taxes	60,413	45,096	30,095	37,718	(12,292)	(15,156)	78,216	67,658
Income tax expense (benefit)	23,862	17,813	8,284	13,488	(973)	(4,086)	31,173	27,215
Net income (loss)	$36,551	$27,283	$21,811	$24,230	$(11,319)	$(11,070)	$47,043	$40,443
Total average assets	$4,659,424	$4,231,482	$1,098,214	$616,951	$4,132	$3,719	$5,761,770	$4,852,152
Average loans	3,031,965	2,721,688	260,852	239,003	—	—	3,292,817	2,960,691
Average loans held for sale	—	—	650,263	313,827	—	—	650,263	313,827

*	The Other category includes subordinated note expense, certain parent company activities and residual income tax expense (benefit).

15. Business Combinations:
On July 15, 2013, the Company announced that it had entered into a merger agreement with MB Financial, Inc. ("MB Financial") The agreement provides that, subject to the conditions set forth in the merger agreement and briefly described below, the Company will merge with and into MB Financial, with MB Financial as the surviving corporation. Immediately following the merger, the Company's wholly owned subsidiary bank will merge with MB Financial's wholly owned subsidiary bank, MB Financial Bank, N.A.
In the merger, each share of the common stock and each share of nonvoting preferred stock of the Company will be converted into the right to receive (1) 0.64318 of a share of the common stock of MB Financial and (2) $4.08 in cash. All "in-the-money" Company stock options and warrants outstanding will be canceled in exchange for a cash payment as provided in the agreement, as will all then-outstanding unvested restricted stock awards of the Company. However, the cash consideration paid for the restricted stock awards will remain subject to vesting or other lapse restrictions. Each share of the Company's outstanding Perpetual Non-Cumulative Preferred Stock, Series A, will be exchanged for a share of a series of MB Financial preferred stock with substantially identical terms. Any shares of the Company's outstanding Series B stock that are not repurchased or redeemed by the Company prior to the merger will be converted into shares of a series of MB Financial preferred stock with substantially identical terms and, as provided in the merger agreement, redeemed by MB Financial promptly after the effective time of the merger.
The completion of the merger is subject to customary conditions, including approval by the Company's and MB Financial's stockholders and the receipt of required regulatory approvals. The merger is expected to be completed in the first half of 2014.

16. Subsequent Events:
On October 29, 2013, the Company agreed to repurchase 11,000 shares of its Series B stock in two privately negotiated transactions for an aggregate price of $11.0 million, the face liquidation amount of the shares, plus approximately $116,000 of accrued but unpaid dividends. These repurchases were settled on November 1, 2013, and were funded using available cash on hand at the Company.
On November 1, 2013, the Company announced it had issued a notice to redeem 47,650 shares of its Series B stock for an aggregate price of $47.7 million, the face liquidation amount of the shares, plus approximately $708,000 of accrued but unpaid dividends. The shares will be redeemed pro rata from current holders, through The Depository Trust Company as securities depository for the Series B stock. The redemption date for this transaction is December 2, 2013, and the transaction will be funded using available cash on hand at the Company.
Following the completion of both the privately negotiated repurchases and the redemption, 19,973 shares of the Series B stock will remain outstanding, representing a face liquidation amount of approximately $20.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), reflect the current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “might,” “contemplate,” “plan,” “predict,” “potential,” “should,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2013 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.
These risks, uncertainties and other factors include, without limitation:

•
The Agreement and Plan of Merger (the "Merger Agreement") with MB Financial, Inc. ("MB Financial") may be terminated in accordance with its terms, and the merger contemplated thereby (the "Merger") may not be completed.

•	Termination of the Merger Agreement could negatively impact us.

•	We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

•
Two stockholder actions have been filed against us, our Board of Directors and MB Financial challenging the Merger, and additional suits may be filed in the future. An adverse ruling in any of these lawsuits may prevent the Merger from being completed or from being completed within the expected timeframe.

•
The Merger Agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $20.0 million under limited circumstances relating to alternative acquisition proposals.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the section captioned “Risk Factors” in our December 31, 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 8, 2013 and Item 1A of this Quarterly Report on Form 10-Q. You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this filing.
Introduction
Taylor Capital Group, Inc. is the holding company of Cole Taylor Bank (the “Bank”), a commercial bank headquartered in Chicago. For more than 80 years, the Bank has been successfully meeting the banking needs of closely held companies and the people who own and manage them by focusing on a relationship-based approach to business. Through its national businesses, the Bank provides a full range of financial services, including asset-based lending, commercial equipment finance and residential mortgage lending. At September 30, 2013, we had consolidated assets of $6.01 billion, deposits of $3.70 billion and stockholders' equity of $544.7 million.
The following discussion and analysis focuses on the significant factors affecting our financial condition and results of operations and should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in our December 31, 2012 Annual Report on Form 10-K filed with the SEC on March 8, 2013. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013, or any other future period. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed above under the caption “Cautionary Note Regarding Forward-Looking Statements.”
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
Valuation of Derivative Financial Instruments
We use derivative financial instruments (“derivatives”), including interest rate swaps and corridor agreements, interest rate swaptions, agreements to purchase mortgage-backed securities, or mortgage TBAs, callable interest rate swaps, as well as interest rate lock and forward loan sale commitments, to either accommodate individual customer needs or to assist in our interest rate risk management. All derivatives are measured and reported at fair value on our Consolidated Balance Sheets as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, is recognized in current earnings during the period of the change in the fair value. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are also reported currently in earnings.
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
Valuation of Investment Securities
The fair value of our investment securities portfolio is determined in accordance with U.S. GAAP, which requires that we classify financial assets and liabilities measured at fair value into a three-level fair value hierarchy. The determination of fair value is highly subjective and requires management to rely on estimates, assumptions, and judgments that can affect amounts reported in our consolidated financial statements. We obtain the fair value of investment securities from an independent pricing service. We periodically review the pricing methodology for each significant class of assets used by this third party pricing service to assess the compliance with accounting standards for fair value measurement and classification in the fair value measurement hierarchy. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury bond yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, including credit spreads and current rating from credit rating agencies, and the bond’s terms and conditions, among other things. While we use an independent pricing service to obtain the fair values of our investment portfolio, we employ certain control procedures to determine the reasonableness of the valuations. We validate the overall reasonableness of the fair values by comparing information obtained from our independent pricing service to other third party valuation sources for selected securities and review the valuations and any significant differences in valuations with members of management who have the relevant technical expertise to assess the results. In addition, we review the third party valuation methodology on a periodic basis.
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

RESULTS OF OPERATIONS
Overview
Net income applicable to common stockholders was $10.6 million, or $0.34 per diluted common share for the three months ended September 30, 2013, compared to net income applicable to common stockholders of $15.0 million, or $0.49 per diluted common share, for the three months ended September 30, 2012. For the nine months ended September 30, 2013, net income applicable to common stockholders was $36.0 million, or $1.17 per diluted common share, compared to net income applicable to common stockholders of $35.2 million, or $1.15 per diluted common share, for the nine months ended September 30, 2012. The decrease in net income applicable to common stockholders for the three months ended September 30, 2013 was primarily the result of a decline in mortgage banking revenue partially offset by a decline in early extinguishment of debt expense and an increase in net interest income. The increase in net income applicable to common stockholders for the nine months ended September 30, 2013, was due to an increase in net interest income and mortgage banking revenue and a decrease in provision for loan losses, partially offset by an increase in salaries and employee benefits expense due to an increase in headcount and an increase in mortgage production related expenses.
Highlights

•	Net interest income was $46.0 million for the third quarter of 2013, an increase of $8.8 million, or 23.7%, from the third quarter of 2012.

•	Net interest margin on a tax equivalent basis increased by 19 basis points to 3.41% for the third quarter of 2013 from 3.22% for the third quarter of 2012.

•	Total commercial loans increased to $3.29 billion at September 30, 2013, up $619.3 million, or 23.2%, from September 30, 2012.

•	Mortgage banking revenue was $25.1 million for the third quarter of 2013, a decrease of $15.5 million, or 38.2%, from the third quarter of 2012.

•
Pre-tax, pre-provision operating earnings (a non-GAAP financial measure defined below) decreased to $23.1 million for the third quarter of 2013, down $9.8 million, or 29.8%, as compared to the third quarter of 2012.

•	In July 2013, the Company repurchased $26.2 million of its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B, in a privately negotiated transaction.
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

The following table reconciles the income before income taxes to pre-tax, pre-provision operating earnings for the periods indicated:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Income before income taxes	$23,657	$27,647	$78,216	$67,658
Add back (subtract):
Credit costs:
Provision for loan losses	300	900	1,300	8,350
Nonperforming asset expense, net	(836)	613	(1,475)	2,135
Credit costs subtotal	(536)	1,513	(175)	10,485
Other:
Gains on sales of investment securities, net	(61)	—	(68)	(3,976)
Early extinguishment of debt	—	3,670	5,380	7,658
Impairment of investment securities	—	—	—	125
Other subtotal	(61)	3,670	5,312	3,807
Pre-tax, pre-provision operating earnings	$23,060	$32,830	$83,353	$81,950

The following table details the components of revenue for the periods indicated:
	For the Quarter Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Net interest income	$46,027	$37,196	$127,792	$109,376
Noninterest income	32,472	47,250	118,292	103,085
Add back (subtract):
Gains on sales of investment securities, net	(61)	—	(68)	(3,976)
Impairment of investment securities	—	—	—	125
Revenue	$78,438	$84,446	$246,016	$208,610

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
Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012
Net interest income was $46.0 million for the third quarter of 2013, an increase of $8.8 million, or 23.7%, from $37.2 million for the third quarter of 2012.
Our net interest margin on a tax equivalent basis was 3.41% for the third quarter of 2013, an increase of 19 basis points from 3.22% for the third quarter of 2012. Planned changes in the funding mix to reduce funding costs and deposit repricing have been partially offset by small reductions in loan yields. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets.
The yield on average earning assets decreased from 3.99% in the third quarter of 2012 to 3.81% in the third quarter of 2013 due to decreased yields on loans. The yield earned on loans declined to 3.98% in the third quarter of 2013 from 4.33% in the third quarter of 2012. Competitive pricing pressure on new loans resulted in a decline in commercial loan yields. The yield on the investment securities portfolio increased to 3.40% in the third quarter of 2013 from 3.26% in the third quarter of 2012 due to an increase in higher yielding municipal securities.

The rate paid on total interest-bearing liabilities declined from 1.05% in the third quarter of 2012 to 0.53% in the third quarter of 2013. Significant anticipated deposit repricing, largely in customer certificates of deposit and brokered certificates of deposits, contributed to this reduction. In addition, in the third quarter of 2012, we prepaid all $60.0 million principal amount of the Bank's 10% subordinated notes and in the second quarter of 2013 we prepaid all $37.5 million principal amount of the Company's 8% subordinated notes in a continuation of our efforts to lower overall funding costs.
Average interest-earning assets during the third quarter of 2013 were $5.56 billion as compared to $4.65 billion during the third quarter of 2012, an increase of $908.0 million, or 19.5%. Average loan balances increased $445.7 million, or 14.9%, due to growth across our commercial lending groups and our asset based lending group. Lease receivables also increased as the commercial equipment leasing business, which was launched in mid-2012, began to ramp up its activities. Average loans held for sale were $626.0 million for the third quarter of 2013 and $424.5 million for the third quarter of 2012, an increase of $201.5 million or 47.5%. This increase was related to the increase in mortgage loan origination volume. Average investment balances increased $260.6 million, or 21.2%, from the third quarter of 2012 to the third quarter of 2013, with municipal securities accounting for most of the increase.
Total average interest-bearing deposits balances increased to $2.77 billion for the third quarter of 2013, compared to $2.19 billion for the third quarter of 2012, an increase of $573.5 million, due to an increase in money market, commercial interest checking and NOW accounts associated with on-going deposit raising efforts, partially offset by a continued decline in time deposits, primarily in brokered CDs and other out-of-market CDs. Noninterest-bearing deposits decreased $19.7 million in the third quarter of 2013. A large portion of this decrease was due to the end of our relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry. Largely offsetting this loss of deposits was an increase in mortgage escrow accounts due to growth in the mortgage servicing business and an increase in commercial demand deposit accounts.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net interest income was $127.8 million for the nine months ended September 30, 2013, compared to $109.4 million for the nine months ended September 30, 2012, an increase of $18.4 million, or 16.8%.

Our net interest margin on a tax equivalent basis was 3.26% during the nine months ended September 30, 2013 as compared to 3.25% during the nine months ended September 30, 2012. Net interest margin increased slightly due to a reduction in funding costs almost fully offset by lower yields on loans and investment securities.

The yield on interest-earning assets was 3.74% for the first nine months of 2013 compared to 4.10% for the first nine months of 2012. The decrease was due to decreases in rates on investment securities and loans. The loan yield decreased from 4.44% for the nine months ended September 30, 2012 to 4.00% for the nine months ended September 30, 2013. This decrease was primarily due to a reduction in commercial loans yields, reflecting competitive pricing pressures. The yield on investment securities declined from 3.40% for the nine months ended September 30, 2012 to 3.24% for the nine months ended September 30, 2013 due to the generally lower interest rate environment.

The rate paid on total interest-bearing liabilities declined from 1.13% for the nine months ended September 30, 2012 to 0.67% for the nine months ended September 30, 2013. This decrease was a result of funding-related transactions including anticipated significant deposit repricing, primarily in customer CDs and brokered CDs and the termination of certain long-term borrowings. In addition, in the third quarter of 2012 we prepaid all $60.0 million principal amount of the Bank's 10% subordinated notes and in the second quarter of 2013 we prepaid all $37.5 million principal amount of the Company's 8% subordinated notes in a continuation of our efforts to lower overall funding costs.

Average interest-earning assets during the first nine months of 2013 were $5.39 billion as compared to $4.54 billion during the first nine months of 2012, an increase of $842.2 million, or 18.5%. Average investment balances increased $173.8 million, or 13.7%, with most of the growth in municipal securities. Between those same two periods average held for sale loan balances increased $336.4 million, or 107.2%, related to the increased in mortgage loan originations, and average loan balances increased $332.2 million, or 11.2%, due to growth across all lending groups.

Average interest-bearing deposits balances increased to $2.56 billion for the nine months ended September 30, 2013, compared to $2.25 billion for the nine months ended September 30, 2012, an increase of $316.8 million due to growth in commercial interest checking, NOW and money market accounts, partially offset by a decrease in time deposits, primarily brokered CDs and other out-of-market CDs.

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

	Quarter Ended September 30, 2013 Versus Quarter Ended September 30, 2012 Increase/(Decrease)			Nine Months Ended September 30, 2013 Versus Nine Months Ended September 30, 2012 Increase/(Decrease)
	VOLUME	RATE	NET	VOLUME	RATE	DAYS*	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$2,207	$448	$2,655	$4,382	$(1,493)	$(118)	$2,771
Cash equivalents	1	—	1	(1)	(2)	—	(3)
Loans held for sale	1,933	98	2,031	8,969	(790)	(33)	8,146
Loans	4,642	(2,736)	1,906	10,663	(10,096)	(359)	208
Total interest-earning assets			6,593				11,122
INTEREST PAID ON:
Interest-bearing deposits	986	(1,688)	(702)	1,929	(4,449)	(54)	(2,574)
Total borrowings	654	(3,314)	(2,660)	1,645	(8,589)	(52)	(6,996)
Total interest-bearing liabilities			(3,362)				(9,570)
Net interest income, tax-equivalent			$9,955				$20,692

*	Represents variance due to one less day in the nine months ended September 30, 2013 versus the nine months ended September 30, 2012.
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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net interest income as stated	$46,027	$37,196	$127,792	$109,376
Tax-equivalent adjustment-investments	1,522	395	3,409	1,124
Tax-equivalent adjustment-loans	27	30	85	94
Tax-equivalent net interest income	$47,576	$37,621	$131,286	$110,594
Yield on earning assets without tax adjustment	3.70%	3.96%	3.65%	4.07%
Yield on earning assets – tax-equivalent	3.81%	3.99%	3.74%	4.10%
Net interest margin without tax adjustment	3.29%	3.19%	3.17%	3.21%
Net interest margin – tax-equivalent	3.41%	3.22%	3.26%	3.25%
Net interest spread without tax adjustment	3.17%	2.91%	2.98%	2.94%
Net interest spread – tax-equivalent	3.28%	2.94%	3.07%	2.97%
The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The tables contain certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	Three months ended September 30,
	2013			2012
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities: (1)
Taxable	$1,181,618	$8,332	2.82%	$1,153,465	$8,897	3.08%
Tax-exempt (tax-equivalent) (2)	309,936	4,348	5.61%	77,488	1,128	5.82%
Total investment securities	1,491,554	12,680	3.40%	1,230,953	10,025	3.26%
Cash equivalents	541	2	1.45%	304	1	1.29%
Loans held for sale	626,043	6,026	3.85%	424,508	3,995	3.76%
Loans: (2) (3)
Commercial and commercial real estate	3,028,061	31,202	4.03%	2,594,746	29,063	4.38%
Lease receivables	85,971	644	3.00%	725	5	2.76%
Residential real estate mortgages	285,799	2,044	2.86%	344,891	2,607	3.02%
Home equity and consumer	43,168	476	4.37%	56,984	590	4.12%
Fees on loans		136			331
Net loans (tax-equivalent) (2)	3,442,999	34,502	3.98%	2,997,346	32,596	4.33%
Total interest-earning assets (2)	5,561,137	53,210	3.81%	4,653,111	46,617	3.99%

NON-EARNING ASSETS:
Allowance for loan losses	(85,301)			(89,022)
Cash and due from banks	94,219			141,822
Accrued interest and other assets	323,085			320,795
TOTAL ASSETS	$5,893,140			$5,026,706

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	1,697,157	1,819	0.43%	1,109,701	1,597	0.57%
Savings deposits	41,236	5	0.05%	39,690	7	0.07%
Time deposits	1,028,872	1,873	0.72%	1,044,399	2,795	1.06%
Total interest-bearing deposits	2,767,265	3,697	0.53%	2,193,790	4,399	0.80%
Short-term borrowings	1,338,938	491	0.14%	1,031,165	564	0.21%
Long-term borrowings	—	—	—%	20,000	32	0.63%
Junior subordinated debentures	86,607	1,446	6.68%	86,607	1,466	6.77%
Subordinated notes	—	—	—%	87,112	2,535	11.64%
Total interest-bearing liabilities	4,192,810	5,634	0.53%	3,418,674	8,996	1.05%

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	1,061,917			1,081,568
Accrued interest, taxes, and other liabilities	93,022			85,331
Total noninterest-bearing liabilities	1,154,939			1,166,899
STOCKHOLDERS’ EQUITY	545,391			441,133
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,893,140			$5,026,706
Net interest income (tax-equivalent) (2)		$47,576			$37,621
Net interest spread (tax-equivalent) (2) (4)			3.28%			2.94%
Net interest margin (tax-equivalent) (2) (5)			3.41%			3.22%

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
(5) Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6) Yield/Rates are annualized.

	Nine months ended September 30,
	2013			2012
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities: (1)
Taxable	$1,148,700	$25,347	2.94%	$1,197,359	$29,104	3.24%
Tax-exempt (tax-equivalent) (2)	293,142	9,739	4.43%	70,681	3,211	6.06%
Total investment securities	1,441,842	35,086	3.24%	1,268,040	32,315	3.40%
Cash equivalents	444	4	1.19%	657	7	1.40%
Loans held for sale	650,263	17,152	3.52%	313,827	9,006	3.83%
Loans: (2) (3)
Commercial and commercial real estate	2,853,733	88,505	4.09%	2,600,672	88,329	4.46%
Lease receivables	67,338	1,508	2.99%	243	5	2.74%
Residential real estate mortgages	326,195	6,542	2.67%	298,017	6,905	3.09%
Home equity and consumer	45,551	1,530	4.49%	61,759	1,897	4.10%
Fees on loans		477			1,218
Net loans (tax-equivalent) (2)	3,292,817	98,562	4.00%	2,960,691	98,354	4.44%
Total interest-earning assets (2)	5,385,366	150,804	3.74%	4,543,215	139,682	4.10%

NON-EARNING ASSETS:
Allowance for loan losses	(83,934)			(96,635)
Cash and due from banks	120,116			117,106
Accrued interest and other assets	340,222			288,466
TOTAL ASSETS	$5,761,770			$4,852,152

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	1,592,637	5,705	0.48%	$1,073,888	4,758	0.59%
Savings deposits	40,807	18	0.06%	39,468	20	0.07%
Time deposits	930,003	6,451	0.93%	1,133,277	9,970	1.18%
Total interest-bearing deposits	2,563,447	12,174	0.63%	2,246,633	14,748	0.88%
Short-term borrowings	1,241,043	1,384	0.15%	965,419	1,756	0.24%
Long-term borrowings	—	—	—%	55,972	601	1.41%
Junior subordinated debentures	86,607	4,333	6.67%	86,607	4,402	6.78%
Subordinated notes	20,710	1,627	10.47%	88,944	7,581	11.36%
Total interest-bearing liabilities	3,911,807	19,518	0.67%	3,443,575	29,088	1.13%

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	1,196,198			910,131
Accrued interest, taxes, and other liabilities	89,129			76,724
Total noninterest-bearing liabilities	1,285,327			986,855
STOCKHOLDERS’ EQUITY	564,636			421,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,761,770			$4,852,152
Net interest income (tax-equivalent) (2)		$131,286			$110,594
Net interest spread (tax-equivalent) (2) (4)			3.07%			2.97%
Net interest margin (tax-equivalent) (2) (5)			3.26%			3.25%

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
(6) Yield/Rates are annualized.

Provision for Loan Losses
The provision for loan losses is based on the allowance for loan losses deemed necessary to cover probable losses in our portfolio as of the balance sheet date. Our provision for loan losses was $300,000 for the quarter ended September 30, 2013, compared to $900,000 for the quarter ended September 30, 2012. The decrease in the provision for loan losses reflected a decrease in the specific reserve and net recoveries partially offset by growth in the loan portfolio during the quarter ended September 30, 2013.
The provision for loan losses was $1.3 million for the nine months ended September 30, 2013, compared to $8.4 million for the nine months ended September 30, 2012. The decrease in provision expense reflected volume and mix changes in the loan portfolio and a lower level of net charge-offs in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.
Noninterest Income
The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Service charges	$3,572	$3,423	$10,568	$10,069
Mortgage banking revenue	25,148	40,676	95,711	81,220
Gains on sales of investment securities, net	61	—	68	3,976
Letter of credit and other loan fees	1,147	938	3,312	2,818
Change in market value of employee deferred compensation plan	(14)	128	204	204
Other derivative income	1,855	1,790	5,119	3,166
Other noninterest income	703	295	3,310	1,632
Total noninterest income	$32,472	$47,250	$118,292	$103,085

Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012
Total noninterest income was $32.5 million during the third quarter of 2013, compared to $47.3 million in the third quarter of 2012, a decrease of $14.8 million, or 31.3%. This decrease was primarily due to a decrease in mortgage banking revenue generated by Cole Taylor Mortgage. Mortgage banking revenue totaled $25.1 million in the third quarter of 2013, a decrease of $15.5 million from the third quarter of 2012, primarily driven by lower gain on sale margins for mortgage originations compared to the elevated margins seen in the second half of 2012, partially offset by an increase in mortgage originations and mortgage servicing revenue. Mortgage servicing revenue increased due to an increase in the mortgage servicing portfolio which grew from $6.24 billion at September 30, 2012 to $16.43 billion at September 30, 2013. This increase is a result of both servicing held on originated loans and servicing purchased from third parties.
Other noninterest income was $295,000 in third quarter of 2012 and $703,000 in the third quarter of 2013, an increase of $408,000 due to an increase in fees from covered calls. Fees from covered calls were $492,000 in the third quarter of 2013. There were no fees from covered calls in the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Total noninterest income was $118.3 million during the nine months ended September 30, 2013, compared to $103.1 million in the nine months ended September 30, 2012, an increase of $15.2 million, or 14.7%. Mortgage banking revenue generated by Cole Taylor Mortgage totaled $95.7 million in the first nine months of 2013, an increase of $14.5 million from the first nine months of 2012. Mortgage servicing revenue increased due to growth in the mortgage servicing portfolio and favorable rate movement. Mortgage origination revenue decreased due a decline in mortgage origination margins, partially offset by an increase in loan originations.

The nine months ended September 30, 2012 included gains on the sale of investment securities of $4.0 million related to a sale of securities at the same time as an early extinguishment of debt and a covered call transaction occurred. Gains on the sales of investment securities in the nine months ended September 30, 2013 were $68,000.

Other derivative income increased from $3.2 million in the first nine months of 2012 to $5.1 million in the first nine months of 2013 primarily due to an increase in the number and the size of fees collected on customer swaps.

Other noninterest income was $3.3 million in the first nine months of 2013 and $1.6 million in the first nine months of 2012. Fees from covered calls were $749,000 greater in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Partnership income increased $622,000 from the first nine months of 2012 to the first nine months of 2013.
Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes and medical insurance	$25,062	$18,905	$71,505	$49,735
Incentives, commissions and retirement benefits	10,038	18,119	34,945	39,204
Total salaries and employee benefits	35,100	37,024	106,450	88,939
Occupancy of premises	2,768	2,563	7,961	6,874
Furniture and equipment	935	683	2,566	2,084
Nonperforming asset expense	(836)	613	(1,475)	2,135
FDIC assessment	1,963	1,766	5,746	4,965
Early extinguishment of debt	—	3,670	5,380	7,658
Legal fees, net	2,001	1,020	3,976	2,633
Loan expense, net	2,195	1,862	7,461	4,405
Outside services	3,535	1,082	8,849	2,369
Computer processing	1,487	777	3,500	1,990
Other noninterest expense	5,394	4,839	16,154	12,401
Total noninterest expense	$54,542	$55,899	$166,568	$136,453
Efficiency ratio	69.54%	66.19%	67.71%	65.41%

Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012
Noninterest expense decreased $1.4 million, or 2.5%, to $54.5 million for the third quarter of 2013, as compared to $55.9 million during the third quarter of 2012. The lower level of noninterest expense in the third quarter of 2013 was primarily the result of decreased salaries and employee benefits, nonperforming asset expense and early extinguishment of debt expense. These decreases were partially offset by an increase in legal expense and volume related mortgage expense.
Total salaries and employee benefits expense during the third quarter of 2013 was $35.1 million, compared to $37.0 million during the third quarter of 2012, a decrease of $1.9 million, or 5.1%. This decrease was primarily driven by a decrease of $8.1 million in incentives, commissions and retirement benefits from the third quarter of 2012 to the third quarter of 2013 as performance-related incentive expense declined due to declines in mortgage banking revenue. Salaries, employment taxes, and medical insurance expense increased $6.2 million for the quarter ended September 30, 2013, compared to the quarter ended September 30, 2012, primarily due to an increased number of employees. The number of full time equivalent employees was 1,205 at September 30, 2013, as compared to 874 at September 30, 2012. This increase was primarily due to new employees at Cole Taylor Mortgage, including the addition of employees related to the establishment of an in-house mortgage servicing platform.
Occupancy of premises expense increased from $2.6 million for the quarter ended September 30, 2012 to $2.8 million for the quarter ended September 30, 2013. This increase was primarily a result of increased rental space and associated lease expense at Cole Taylor Mortgage as it expanded operations.

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
Nonperforming asset expense was a credit of $836,000 for the quarter ended September 30, 2013, compared to expense of $613,000 for the quarter ended September 30, 2012. This decrease primarily was due to an increase in gains on sales of OREO properties.
A quantification of the amount of nonperforming asset expense in the held for sale and held for investment loan categories for the periods indicated is as follows:

	For the Quarter Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Impaired loans, OREO and other repossessed assets held for sale	$(833)	$312
Impaired and nonperforming loans held for investment	(3)	301
Total	$(836)	$613
The third quarter of 2012 included $3.7 million in early extinguishment of debt expense related to the prepayment of $60.0 million of 10% subordinated notes. No early extinguishment of debt expense was recognized in the third quarter of 2013.
Legal expense of $2.0 million in the third quarter of 2013 was $1.0 million greater than legal expense of $1.0 million in the third quarter of 2012. This increase was due to various corporate initiatives, including the proposed merger with MB Financial.
Loan expense, net increased from $1.9 million in the third quarter of 2012 to $2.2 million in the third quarter of 2013 due to an increase in mortgage originations.
Outside services were $1.1 million in the third quarter of 2012 and $3.5 million in the third quarter of 2013, an increase of $2.4 million. This increase was due to an increase in sub-servicing expense resulting from growth in the mortgage servicing portfolio.
Computer processing expense increased $710,000 from $777,000 in the third quarter of 2012 to $1.5 million in the third quarter of 2013. This increase was due to the increase in mortgage volume and other mortgage information technology expenses.
Other noninterest expense increased from $4.8 million for the three months ended September 30, 2012 to $5.4 million for the three months ended September 30, 2013, an increase of $555,000. This increase was primarily due to increases in employee development expense, consulting expense and expense associated with callable certificates of deposits.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013, noninterest expense was $166.6 million, an increase of $30.1 million as compared to $136.5 million of noninterest expense during the nine months ended September 30, 2012. The higher level of noninterest expense in the nine months ended September 30, 2013 was primarily attributable to higher salaries and benefits expense, legal expenses and volume related mortgage expenses, partially offset by decreases in nonperforming asset expense and early extinguishment of debt expense.

Salaries, employment taxes and medical insurance expense totaled $71.5 million for the nine months ended September 30, 2013, as compared to $49.7 million during the nine months ended September 30, 2012, an increase of $21.8 million. The growth of Cole Taylor Mortgage and the related headcount additions resulted in increased salaries and benefits expense. Incentives, commissions and retirement benefits decreased $4.3 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, due to a decrease in corporate and production-based incentive expense, largely due to the performance of Cole Taylor Mortgage.

Occupancy of premises of $8.0 million for the nine months ended September 30, 2013 was $1.1 million greater than the expense of $6.9 million recognized in the nine months ended September 30, 2012. The increase was primarily due to increased rental space and associated lease expense at Cole Taylor Mortgage as it expanded operations.

For the nine months ended September 30, 2013, nonperforming asset expense decreased to a credit of $1.5 million from an expense of $2.1 million for the same period a year ago. Nonperforming asset expense reported in noninterest expense includes expenses associated with impaired loans, OREO and other repossessed assets held for sale as well as expenses related to impaired and nonperforming loans held for investment. The amount of write-downs on OREO and repossessed assets was lower in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, while gains on sale of OREO properties were greater.

A quantification of the amount of nonperforming asset expense in the held for sale and held for investment categories for the periods indicated is as follows:

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Impaired loans, OREO and other repossessed assets held for sale	$(2,157)	$1,638
Impaired and nonperforming loans held for investment	682	497
Total	$(1,475)	$2,135

The nine months ended September 30, 2012 included $7.7 million in early extinguishment of debt expense. Of this total $3.7 million was expense related to the prepayment of $60.0 million of 10% subordinated notes. The remaining $4.0 million was related to the decision to shift funding sources to lower cost alternatives and resulting early extinguishment of debt expense. In the first nine months of 2013, expense of $5.4 million was recognized related to the prepayment of the Company's outstanding 8% subordinated notes.
Loan expense, net increased from $4.4 million in the nine months ended September 30, 2012 to $7.5 million in the nine months ended September 30, 2013 due to an increase in mortgage originations.
Outside services were $2.4 million in the first nine months of 2012 and $8.8 million in the first nine months of 2013, an increase of $6.4 million. This increase was due to an increase in sub-servicing expense resulting from growth in the mortgage servicing portfolio.
Computer processing expense increased $1.5 million from $2.0 million in the first nine months of 2012 to $3.5 million in the first nine months of 2013. This increase was due to increase in mortgage volume and other mortgage information technology expenses.
Other noninterest expense for the nine months ended September 30, 2013 was $16.2 million as compared to $12.4 million for the nine months ended September 30, 2012, an increase of $3.8 million, or 30.6%. This increase was primarily due to increases in employee development expense, business development expense, taxes other than income taxes, consulting expense and expense associated with callable certificates of deposits.

Efficiency Ratio
The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, excluding gains or losses on investment securities). Generally, a lower efficiency ratio indicates that an entity is operating more efficiently.
Our efficiency ratio was 69.54% in the third quarter of 2013, compared to 66.19% during the third quarter of 2012. Our efficiency ratio was 67.71% for the first nine months of 2013, compared to 65.41% for the first nine months of 2012. The year-over-year increase in the efficiency ratio was primarily due to an increase in salaries and benefits expense and volume related mortgage expenses, partially offset by an increase in total revenue.
Income Taxes
Income tax expense increased from $27.2 million in the first nine months of 2012 to $31.2 million for the first nine months of 2013, an increase of $4.0 million. This increase was primarily due to the increase in our income before income taxes, which increased from $67.7 million in the first nine months of 2012 to $78.2 million in the first nine months of 2013.
As of September 30, 2013, our deferred tax asset totaled $23.4 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses, employee benefits, basis adjustments on our portfolio of OREO and federal and state net operating loss carry forwards. The deferred tax asset is net of deferred tax liabilities, the largest of which relate to mortgage servicing and leasing.
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
Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012
Banking Segment
Net income for the Banking segment for the quarter ended September 30, 2013 was $14.7 million, an increase of $5.1 million from net income of $9.6 million for the quarter ended September 30, 2012. Net interest income of $40.8 million for the third quarter of 2013 was $4.3 million more than net interest income of $36.5 million for the same period in 2012. The increase was due to commercial loan growth and deposit repricing, partially offset by compression of commercial loan yields due to competitive pricing pressures on new loans and changes in the mix of the portfolio. Noninterest income increased from $6.5 million in the third quarter of 2012 to $7.3 million in the third quarter of 2013, an increase of $757,000. Loan fees increased by $209,000 from the third quarter of 2012 to the third quarter of 2013 due to an increase in commitment fees. Fees from covered calls were $492,000 in the third quarter of 2013. There were no fees from covered calls in the third quarter of 2012.
Noninterest expense was $23.5 million in the third quarter of 2013 as compared to $26.4 million in the third quarter of 2012, a decrease of $2.9 million. Salaries and benefits expense decreased $558,000 from the third quarter of 2012 to the third quarter of 2013 due to declines in incentive compensation based on corporate performance. Nonperforming asset expense was $1.5 million less in the third quarter of 2013 as compared to the third quarter of 2012 due to sales of several properties and fewer properties moving into OREO. Legal expense decreased $822,000 from the third quarter of 2012 to the third quarter of 2013 due to timing of expense.
Provision for loan losses was $233,000 in the third quarter of 2013, a decrease of $572,000 from the third quarter of 2012 (see Provision for Loan Losses section above for additional detail).
Mortgage Banking Segment
Net income for the Mortgage Banking segment for the third quarter of 2013 was $2.5 million, a $9.8 million decrease from net income of $12.3 million for the third quarter of 2012. Net interest income increased $1.9 million, from $4.6 million for the quarter ended September 30, 2012 to $6.5 million for the quarter ended September 30, 2013, driven by an increase in both held for sale and mortgage portfolio loans. Noninterest income decreased, moving from $40.7 million in the third quarter of 2012 to $25.1 million in the third quarter of 2013. This decrease was driven due to lower gain on sale margins for mortgage originations from the elevated margins seen in the second half of 2012, partially offset by an increase in mortgage servicing revenue. Mortgage servicing revenue increased due to an increase in the mortgage servicing portfolio of $10.19 billion. Noninterest expense increased from $25.8 million in the third quarter of 2012 to $29.1 million in the third quarter of 2013. The increase was largely due to an increase in salaries and benefits due to additional headcount. Volume related loan expenses also increased. Partially offsetting this was a decrease in incentive compensation expense related to declines in revenue.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Banking Segment

Net income for the Banking segment for the nine months ended September 30, 2013 was $36.6 million, an increase of $9.3 million from net income of $27.3 million for the nine months ended September 30, 2012. Net interest income increased from $110.6 million for the first nine months of 2012 to $114.1 million for the first nine months of 2013 due to commercial loan growth and a decline in funding costs, partially offset by compression of commercial loan yields due to competitive pricing pressures on new loans. Noninterest income increased from $21.7 million for the nine months ended September 30, 2012 to $22.5 million for the nine months ended September 30, 2013. Increases in derivative income, service charges, loans fees, partnership investment income and fees on covered calls in the first nine months of 2013 were offset by a minimal amount of gains on the sales of investment securities in the first nine months of 2013 as compared to gains on the sales of investment securities of $4.0 million in the first nine months of 2012. Provision for loan losses was $1.5 million for the nine months ended September 30, 2013, a decrease of $6.6 million from the nine months ended September 30, 2012 (see Provision for Loan Losses section above for additional detail.)
Noninterest expense was $79.2 million in the first nine months of 2012 compared to $74.7 million in the first nine months of 2013, a decrease of $4.5 million. This decrease was due to $4.0 million in early extinguishment of debt expense in the first nine months of 2012 and a $3.6 million decline in nonperforming asset expense due to sales of several properties and fewer properties moving into OREO. These decreases were partially offset by an increase in salaries and benefits expense of $2.8 million due to additional staff, including the addition of the commercial equipment leasing group and merit increases. Consulting expense also increased from the first nine months of 2013 to the first nine months of 2012 while legal expense declined during that same time period.
Mortgage Banking Segment

Net income for the Mortgage Banking segment for the nine months ended September 30, 2013, was $21.8 million, a decrease of $2.4 million from net income of $24.2 million for the nine months ended September 30, 2012. Net interest income increased $8.3 million, from $10.4 million for the nine month period ended September 30, 2012 to $18.7 million for the nine month period ended September 30, 2013 due to an increase in both held for sale and mortgage portfolio loans. Noninterest income also increased, from $81.2 million for the first nine months of 2012 to $95.7 million for the first nine months of 2013, an increase of $14.5 million. Mortgage origination revenue decreased due to a decline in mortgage origination margins partially offset by an increase in loan originations. Mortgage servicing revenue increased due to growth in the mortgage servicing portfolio and favorable rate movement. Noninterest expense increased from $53.6 million in for the nine months ended September 30, 2012 to $84.4 million for the nine months ended September 30, 2013, an increase of $30.8 million, primarily due to increased salaries and employee benefits expense due to additional headcount. Volume related loan expenses also increased.

FINANCIAL CONDITION
Overview
Total assets increased $212.3 million, or 3.7%, to $6.01 billion at September 30, 2013 from total assets of $5.80 billion at December 31, 2012, primarily as a result of increases in investment securities, loans and MSRs, partially offset by a decrease in loans held for sale, cash and cash equivalents and other real estate and repossessed assets. Total liabilities increased $227.2 million to $5.47 billion at September 30, 2013 from $5.24 billion at December 31, 2012, resulting from an increase in total deposits and short-term borrowings. Total stockholders’ equity at September 30, 2013 was $544.7 million as compared to $559.6 million at December 31, 2012, reflecting the impact of net income for the nine months ended September 30, 2013, offset by a decrease in the market value of available for sale investment securities and the repurchase of 25% of the outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series B ("Series B stock.")

Investment Securities
Investment securities totaled $1.42 billion at September 30, 2013, compared to $1.27 billion at December 31, 2012, an increase of $153.1 million, or 12.1%. This increase was primarily the result of purchases of $493.4 million of investment securities partially offset by principal paydowns and sales of $112.6 million of available for sale investment securities, consisting mostly of mortgage related securities.
As of September 30, 2013, mortgage related securities (at estimated fair value) comprised approximately 68% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.
At September 30, 2013, we had a net unrealized loss of $8.4 million in our available for sale investment portfolio, which was comprised of $18.8 million of gross unrealized gains and $27.2 million of gross unrealized losses. At December 31, 2012, the net unrealized gain was $43.6 million, which was comprised of $44.8 million of gross unrealized gains and $1.2 million of gross unrealized losses. The gross unrealized losses of twelve months or longer at September 30, 2013 related to three investment securities with a carrying value of $14.8 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subject to further analysis to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the three securities with gross unrealized losses at September 30, 2013, none has been in a loss position for 12 months or more and had an unrealized loss position of more than 10% of amortized cost and therefore were not subject to additional analysis.
As a member of the Federal Home Loan Bank ("FHLB,") we are required to hold FHLB stock. The amount of Federal Home Loan Bank Chicago ("FHLBC") stock that we are required to hold is based on the Bank’s asset size and the amount of borrowings from the FHLBC. At September 30, 2013, we held $62.5 million of FHLBC stock and maintained $1.21 billion of FHLB advances. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred as of September 30, 2013.
Loans
The composition of our loan portfolio as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013		December 31, 2012
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans:
Commercial and industrial	$1,902,572	52%	$1,590,587	50%
Commercial real estate secured	1,113,533	31	965,978	30
Residential construction and land	49,796	1	45,903	2
Commercial construction and land	115,698	3	103,715	3
Lease receivables	108,808	3	50,803	2
Total commercial loans	3,290,407	90	2,756,986	87
Consumer	348,362	10	416,635	13
Gross loans	3,638,769	100%	3,173,621	100%
Less: Unearned discount	(10,111)		(5,318)
Loans	3,628,658		3,168,303
Less: Allowance for loan losses	(85,013)		(82,191)
Loans, net	$3,543,645		$3,086,112

Loans Held for Sale:
Total Loans Held for Sale	$498,276		$938,379

Gross loans increased $465.1 million to $3.64 billion at September 30, 2013, from gross loans of $3.17 billion at December 31, 2012. Commercial loans, which include commercial and industrial (“C&I”), commercial real estate secured, construction and land loans and lease receivables, increased $533.4 million, or 19.3%. The increase in commercial loans during the nine months ended September 30, 2013 consisted of a $312.0 million, or 19.6%, increase in C&I loans, a $147.6 million, or 15.3%, increase in commercial real estate secured loans, a $3.9 million, or 8.5%, increase in residential construction and land loans, a $12.0 million, or 11.6%, increase in commercial construction and land loans and a $58.0 million, or 114.2%, increase in lease receivables. Consumer loans decreased by $68.3 million, or 16.4%, from December 31, 2012 to September 30, 2013.
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
Total C&I loans increased to $1.90 billion at September 30, 2013 compared to $1.59 billion at December 31, 2012, and accounted for 52% of our total loan portfolio at September 30, 2013. Increases were seen in multiple lending units including commercial banking, asset-based lending and equipment finance.
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

The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	September 30, 2013		December 31, 2012
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$104,595	9%	$109,266	11%
Office/mix use property	121,683	11	113,216	12
Commercial properties	102,683	9	111,852	12
Specialized – other	99,409	9	69,827	7
Other commercial properties	20,739	2	28,870	3
Farmland	2,285	—	—	—
Subtotal commercial non-owner occupied	451,394	41	433,031	45
Commercial owner occupied	537,208	48	425,723	44
Multi-family properties	124,931	11	107,224	11
Total commercial real estate secured	$1,113,533	100%	$965,978	100%
Our commercial real estate secured loans increased $147.6 million, or 15.3%, to $1.11 billion at September 30, 2013, as compared to $966.0 million at December 31, 2012. Approximately 90% of the total commercial real estate secured portfolio consists of loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties. The increase in commercial real estate secured loans reflects the establishment of several new relationships, primarily in the commercial owner-occupied area, as we are selectively reentering this market.
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
Our residential construction and land loans increased by $3.9 million, or 8.5%, to $49.8 million at September 30, 2013, as compared to $45.9 million at December 31, 2012. Commercial construction and land loans totaled $115.7 million at September 30, 2013 as compared to $103.7 million at December 31, 2012, an increase of $12.0 million, or 11.6%. We are selectively reentering certain commercial construction and land markets.
Our lease financing business offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases for U.S. middle market companies. We have a general equipment focus with limited specialization of equipment types.
The risk characteristics of equipment leases are similar to those of C&I loans and are largely influenced by general economic conditions, such as inflation, recessionary pressures, the rate of unemployment and other factors that affect the borrower's operations and the value of the underlying equipment. Our credit risk strategy emphasizes consistent underwriting standards and diversification by industry and customer size. In addition to credit risk, equipment leases may entail residual value risk. Residual values are thoroughly analyzed prior to entering into a lease and closely monitored during the term. Lease conditions also mitigate residual risk. Our approach places syndication at the front end of the sales process which enables market confirmation of our judgment as to structure, term, residual value and price; however, we had no syndicated leases as of September 30, 2013. Our leasing business has a national focus which also diversifies our risk geographically.
Our lease receivables totaled $98.7 million (net of unearned discounts) at September 30, 2013, compared to $45.5 million at December 31, 2012.

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
Total consumer loans decreased $68.3 million, or 16.4%, to $348.4 million at September 30, 2013, compared to $416.6 million at December 31, 2012. This decrease was primarily the result of the transfer of mortgage loans to loans held for sale.
Nonperforming Assets
The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$—	$—	$—
Nonaccrual loans:
Commercial and industrial	19,893	16,705	19,712
Commercial real estate secured	34,584	14,530	23,684
Residential construction and land	—	4,495	4,595
Commercial construction and land	25,746	15,220	4,194
Consumer	5,822	8,587	9,911
Total nonaccrual loans	86,045	59,537	62,096
Total nonperforming loans	86,045	59,537	62,096
OREO and repossessed assets	14,389	24,259	28,859
Total nonperforming assets	$100,434	$83,796	$90,955
Performing restructured loans not included in nonperforming assets	20,031	$17,456	17,394
Nonperforming loans to total loans*	2.37%	1.88%	1.77%
Nonperforming assets to total loans plus OREO and repossessed property*	2.76%	2.62%	2.57%
Nonperforming assets to total assets	1.67%	1.44%	1.77%
*Several credit ratios have been revised to exclude loans held for sale from total loans. Prior period ratios have been adjusted where necessary to reflect this change.
Nonperforming assets were $100.4 million, or 1.67% of total assets, at September 30, 2013, compared to $83.8 million, or 1.44% of total assets, at December 31, 2012, and $91.0 million, or 1.77% of total assets, at September 30, 2012. Nonperforming assets increased from December 31, 2012 to September 30, 2013 due to the movement of a limited number of relationships into the nonaccrual category. During the three months ended September 30, 2013, $1.1 million of net recoveries were recognized.
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

Commercial real estate secured loans are the largest category of nonaccrual loans at $34.6 million as of September 30, 2013 and comprised approximately 40% of all nonaccrual loans at that date.
Other real estate owned and repossessed assets
OREO and repossessed assets totaled $14.4 million at September 30, 2013, as compared to $24.3 million at December 31, 2012 and $28.9 million at September 30, 2012. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Balance at beginning of period	$19,794	$32,627	$24,259	$35,622
Transfers from loans	147	681	5,187	8,341
Dispositions	(5,066)	(4,059)	(14,007)	(13,476)
Change in impairment	(486)	(390)	(1,050)	(1,628)
Balance at end of period	$14,389	$28,859	$14,389	$28,859
The level of OREO and repossessed assets decreased during the first nine months of 2013. During the nine months ended September 30, 2013, we transferred $5.2 million from loans into OREO and repossessed assets. The loans transferred primarily consisted of $2.3 million from our commercial real estate secured portfolio, $618,000 from our commercial construction and land portfolio and $2.3 million from our consumer portfolio. During the nine months ended September 30, 2013, we sold several OREO properties. We also reduced the carrying value of certain OREO and repossessed assets by $1.1 million during the nine months ended September 30, 2013, to reflect a decrease in the estimated fair value of these assets.
Impaired loans
At September 30, 2013, impaired loans totaled $100.5 million, compared to $70.3 million at December 31, 2012, and $71.7 million at September 30, 2012. The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	September 30, 2013	December 31, 2012	September 30, 2012
	(in thousands)
Impaired loans:
Commercial and industrial	$21,356	$18,241	$21,255
Commercial real estate secured	47,747	25,925	35,093
Residential construction and land	—	4,495	4,595
Commercial construction and land	25,745	15,220	4,194
Consumer	5,616	6,462	6,534
Total impaired loans	$100,464	$70,343	$71,671
Recorded balance of impaired loans:
With related allowance for loan losses	$60,859	$30,744	$26,375
With no related allowance for loan losses	39,605	39,599	45,296
Total impaired loans	$100,464	$70,343	$71,671
Allowance for losses on impaired loans:
Commercial and industrial	$8,945	$8,006	$9,640
Commercial real estate secured	2,552	1,121	2,108
Residential construction and land	—	—	—
Commercial construction and land	4,672	2,930	—
Total allowance for losses on impaired loans	$16,169	$12,057	$11,748
The increase in impaired loans during the nine months ended September 30, 2013 primarily resulted from the movement of a limited number of relationships into the nonaccrual category. The allowance for loan losses related to impaired loans increased during the nine months ended September 30, 2013 and totaled $16.2 million at September 30, 2013, as compared to $12.1 million at December 31, 2012 and $11.7 million at September 30, 2012. The increase in the allowance for losses on impaired loans in the nine months ended September 30, 2013 was primarily due to an increase in specific reserves on a limited number of credits. The percentage of allowance on impaired loans to total impaired loans decreased to 16.1% at September 30, 2013, compared to 17.1% at December 31, 2012. Commercial real estate secured loans comprised approximately 48% of all impaired loans and 16% of the allowance for loan losses on impaired loans at September 30, 2013.
Through an individual impairment analysis, we determined that at September 30, 2013, $60.9 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $16.2 million. We also held $39.6 million of impaired loans for which the individual analysis did not result in a measure of impairment and, therefore, no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. Because the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based on estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.
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
Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the current contractual repayment schedule for both interest and principal, as well as TDRs. Unless modified in a TDR, certain homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At September 30, 2013, we held $20.0 million of loans classified as performing restructured loans (performing TDRs) which includes commercial loans of $14.6 million and consumer loans of $5.4 million.
The balance of nonaccrual and impaired loans as of September 30, 2013 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$80,223	$80,223
Commercial loans on accrual but impaired	n/a	14,625
Consumer loans	5,822	5,616
	$86,045	$100,464
Potential problem loans
As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. At September 30, 2013, these potential problem loans totaled $8.9 million. Of these potential problem loans at September 30, 2013, $8.6 million were in our commercial real estate secured portfolio and $331,000 were in our C&I portfolio. In comparison, potential problem loans at December 31, 2012 totaled $9.7 million. The potential problem loans at December 31, 2012 included $4.0 million of C&I loans, $5.6 million of commercial real estate secured loans and $60,000 of commercial construction and land loans. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.

Allowance for Loan Losses
We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance includes identifying problem loans, estimating the amount of probable loss related to those loans, estimating probable losses from specific portfolio segments and evaluating the impact on our loan portfolio of a number of economic and qualitative factors. When we estimate the amount of probable loss related to specific portfolio segments, we calculate historic loss rates based upon current and a number of prior years charge-off experience for each separate loan grouping identified. The historical loss rates are then weighted based on our evaluation of the duration of the economic cycle to arrive at a current expected loss rate. The 2013 allowance reflects the loss experience from the last four years, while the 2012 allowance reflects loss experience from the last three years. Although management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that our allowance will prove sufficient to cover actual loan losses in the future.
The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	Quarter ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(dollars in thousands)
Average loans*	$3,442,999	$2,997,346	$3,292,817	$2,960,691
Loans at end of period*	$3,628,658	$3,085,693	$3,628,658	$3,085,693
Allowance for loan losses:
Allowance at beginning of period	$83,576	$86,992	$82,191	$103,744
Charge-offs, net of recoveries:
Commercial and commercial real estate	1,291	(5,288)	2,275	(23,218)
Real estate construction	—	(2,353)	222	(6,734)
Residential real estate mortgages and consumer	(154)	(584)	(975)	(2,475)
Total net (charge-offs)/recoveries	1,137	(8,225)	1,522	(32,427)
Provision for loan losses	300	900	1,300	8,350
Allowance at end of period	$85,013	$79,667	$85,013	$79,667
Annualized net charge-offs (recoveries) to average total loans*	(0.13)%	0.96%	(0.03)%	1.32%
Allowance to total loans at end of period (excluding loans held for sale)	2.34%	2.58%	2.34%	2.58%
Allowance to nonperforming loans	98.80%	128.30%	98.80%	128.30%
*Several items have been revised to exclude loans held for sale from total loans. Prior period items have been adjusted where necessary to reflect this change.
Our allowance for loan losses was $85.0 million at September 30, 2013, or 2.34% of end of period loans (excluding loans held for sale) and 98.80% of nonperforming loans. In comparison, at September 30, 2012, our allowance for loan losses was $79.7 million, or 2.58% of end of period loans (excluding loans held for sale) and 128.30% of nonperforming loans. Net recoveries during the three months ended September 30, 2013 were $1.1 million, or 0.13% of average loans on an annualized basis. In comparison, net charge-offs during the three months ended September 30, 2012 were $8.2 million, or 0.96% of average loans on an annualized basis.
Loans Held for Sale
At September 30, 2013 and December 31, 2012, the held for sale portfolio consisted solely of loans originated by Cole Taylor Mortgage. At September 30, 2013, we held $498.3 million of loans classified as held for sale as compared to $938.4 million at December 31, 2012. Of the loans held for sale, $15.6 million had been transferred from the loan portfolio during the nine months ended September 30, 2013. The decrease in loans held for sale was due to the timing of loan sales and the lower level of mortgage loan originations in the third quarter of 2013 as compared to the fourth quarter of 2012. The aggregate, unpaid principal balance associated with these loans was $479.4 million at September 30, 2013, with an unrealized gain of $18.7 million, which was included in mortgage banking revenues in noninterest income on the Consolidated Statements of

Income. The aggregate, unpaid principal of these loans was $901.3 million at December 31, 2012, with an unrealized gain of $37.1 million.
Mortgage Servicing Rights
We sell residential mortgage loans originated by Cole Taylor Mortgage into the secondary market and retain servicing rights on a portion of the loans sold. On sales where MSRs are retained, a MSR asset is capitalized, which represents the fair value of future net cash flows expected to be realized for performing servicing activities. In addition to the MSRs resulting from the retention of servicing on loans originated by Cole Taylor Mortgage, we completed purchases of MSRs of $35.9 million in the nine months ended September 30, 2013 and $22.1 million of MSRs in the nine months ended September 30, 2012, which were recorded at at the purchase price at the date of purchase and at fair value thereafter.
We have elected to account for all MSRs using the fair value option. The balance of the MSR asset was $184.2 million at September 30, 2013 and $78.9 million at December 31, 2012. The amount of residential mortgage loans serviced for others at September 30, 2013 was $16.43 billion and $8.53 billion at December 31, 2012.
Deposits
Total deposits increased $168.9 million to $3.70 billion at September 30, 2013 from $3.53 billion at December 31, 2012. During the nine months ended September 30, 2013, interest-bearing deposits increased $337.8 million and noninterest-bearing deposits decreased $168.9 million. The increase in interest-bearing deposits reflects the impact of on-going deposit raising efforts and an increase in public funds deposits and commercial deposits. The decrease in noninterest-bearing deposits was primarily due to the termination of our relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry.
Increases during the nine months ended September 30, 2013 included commercial interest-bearing checking accounts, which increased $305.1 million, NOW accounts, which increased $59.0 million, money market accounts, which increased $16.8 million and brokered certificates of deposit, which increased $35.8 million due to on-going deposit raising efforts and the seasonal timing of certain public fund deposits. Decreases during the nine months ended September 30, 2013 included brokered money market accounts, which decreased $27.8 million, certificates of deposit, which decreased $39.6 million and CDARS, which decreased $51.2 million.
The following table sets forth the period end balances of total deposits as of each of the dates indicated.

	September 30, 2013	December 31, 2012
	(in thousands)
Noninterest-bearing deposits	$1,010,789	$1,179,724
Interest-bearing deposits
Commercial interest checking	305,111	—
NOW accounts	632,105	573,133
Savings accounts	40,166	39,915
Money market accounts	761,590	744,791
Brokered money market deposits	—	27,840
Certificates of deposit	522,433	561,998
Brokered certificates of deposit	235,405	199,604
CDARS time deposits	135,013	186,187
Public time deposits	54,584	15,150
Total interest-bearing deposits	2,686,407	2,348,618
Total deposits	$3,697,196	$3,528,342
Average deposits for the nine months ended September 30, 2013 increased $602.9 million, or 19.1%, to $3.76 billion, compared to $3.16 billion for the nine months ended September 30, 2012. Total average time deposits decreased $203.3 million, or 17.9%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, with a decrease of $129.5 million, or 40.8%, in average brokered certificates of deposit, a decrease of $61.2 million, or 10.0%, in average certificates of deposit and a decrease of $12.5 million, or 37.2%, in average public time deposits accounting for the decrease.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,196,198	31.8%	—%	$910,131	28.8%	—%
Commercial interest checking	159,606	4.1	0.48%	—	—	—%
NOW accounts	662,643	17.6	0.56%	365,673	11.6	0.67%
Money market accounts	766,451	20.4	0.41%	691,242	21.9	0.55%
Brokered money market accounts	3,937	0.2	0.34%	16,973	0.5	0.33%
Savings deposits	40,807	1.1	0.06%	39,468	1.3	0.07%
Time deposits:
Certificates of deposit	548,997	14.6	1.09%	610,188	19.3	1.24%
Brokered certificates of deposit	188,262	5.0	1.03%	317,773	10.1	1.51%
CDARS time deposits	171,741	4.6	0.35%	171,846	5.4	0.47%
Public time deposits	21,003	0.6	0.32%	33,470	1.1	0.40%
Total time deposits	930,003	24.8	0.93%	1,133,277	35.9	1.18%
Total deposits	$3,759,645	100.0%		$3,156,764	100.0%

Borrowings
Short-term borrowings include customer repurchase agreements, federal funds purchased and short-term FHLB advances, which consist of borrowings from the FHLBC. Short-term borrowings increased $102.6 million to $1.57 billion at September 30, 2013, as compared to $1.46 billion at December 31, 2012. This increase was the result of a $175.0 million increase in federal funds purchased, which were partially offset by a decrease of $55.0 million in FHLB advances and $17.4 million decrease in customer repurchase agreements. The increase in short term borrowings was due to changes in the overall mix of the balance sheet.
Long-term borrowings include term structured repurchase agreements and long-term FHLB advances, which consist of borrowings from the FHLBC. We had no long-term borrowings at September 30, 2013 or December 31, 2012.
At September 30, 2013 and December 31, 2012, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $850.0 million. Of the pre-approved repurchase agreement lines, we had uncollateralized lines available to borrow $850.0 million as of September 30, 2013 and at December 31, 2012.
At September 30, 2013 all borrowings from the FHLBC were collateralized by $847.5 million of investment securities and a blanket lien on $774.9 million of qualified first-mortgage residential, multi-family, home equity and commercial real estate loans. Based on the value of collateral pledged, we had additional borrowing capacity of $137.8 million at September 30, 2013. At December 31, 2012, we maintained collateral of $530.3 million of investment securities and a blanket lien on $920.1 million on qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $57.1 million.
We participate in the Federal Reserve Bank's ("FRB") Borrower In Custody (“BIC”) program. At September 30, 2013, the Bank pledged $426.1 million of commercial loans as collateral and had available $352.6 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $521.2 million of commercial loans as collateral and had available $441.8 million of borrowing capacity under the BIC program at December 31, 2012. There were no borrowings under the BIC program at either September 30, 2013 or December 31, 2012.
Junior Subordinated Debentures
At September 30, 2013, we had $86.6 million outstanding of junior subordinated debentures, comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued to each of these trusts are currently callable at par, at our option. At September 30, 2013, unamortized issuance costs were $2.0 million relating to TAYC Capital Trust I and $325,000 related to TAYC Capital Trust II. Unamortized issuance costs would be immediately recognized as noninterest expense if the debentures were called by us.

Subordinated Notes
The following table describes the subordinated notes outstanding at September 30, 2013 and December 31, 2012. On June 20, 2013, we prepaid in full the outstanding $37.5 million principal amount of our 8% subordinated notes together with accrued interest, plus a prepayment premium equal to 1.5% of the notes. We incurred $5.4 million of early extinguishment of debt expense associated with the unamortized discount, unamortized original issuance costs of the notes and the prepayment premium.

	September 30, 2013	December 31, 2012
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$—	$33,938
Unamortized discount	—	(3,737)
8% subordinated notes issued October 2010, due May 28, 2020	—	3,562
Unamortized discount	—	(397)
Total subordinated notes, net	$—	$33,366

CAPITAL RESOURCES
At September 30, 2013 and December 31, 2012, both the Company and the Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of September 30, 2013
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$663,917	14.15%	>$375,382	>8.00%	>$469,227	>10.00%
Cole Taylor Bank	$590,192	12.63%	>$373,880	>8.00%	>$467,350	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$604,920	12.89%	>$187,691	>4.00%	>$281,536	>6.00%
Cole Taylor Bank	$531,427	11.37%	>$186,940	>4.00%	>$280,410	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	$604,920	10.30%	>$234,989	>4.00%	>$293,736	>5.00%
Cole Taylor Bank	$531,427	9.08%	>$234,113	>4.00%	>$292,641	>5.00%
As of December 31, 2012
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$685,998	16.27%	>$337,408	>8.00%	>$421,761	>10.00%
Cole Taylor Bank	$548,513	13.05%	>$336,172	>8.00%	>$420,215	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$599,504	14.21%	>$168,704	>4.00%	>$253,056	>6.00%
Cole Taylor Bank	$495,575	11.79%	>$168,086	>4.00%	>$252,129	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	$599,504	11.14%	>$215,267	>4.00%	>$269,084	>5.00%
Cole Taylor Bank	$495,575	9.24%	>$214,436	>4.00%	>$268,045	>5.00%

Our Tier I Capital to Risk Weighted Assets and Total Capital to Risk Weighted Assets ratios decreased from December 31, 2012 to September 30, 2013, primarily due to growth in average assets which outpaced the growth in capital. The Total Capital to Risk Weighted Assets ratio also declined due to the prepayment of the Company's subordinated notes, which were classified as Tier 2 capital under the applicable regulatory guidelines.
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
In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III rules are fully implemented..  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management is in the process of assessing the effect the Basel III Rules may have on the Company's and the Bank's capital positions and will monitor developments in this area.

LIQUIDITY
During the nine months ended September 30, 2013, total assets increased $212.3 million, or 3.7%, primarily due to increases in our loans, MSRs and investment securities, partially offset by decreases in loans held for sale, cash and cash equivalents and other real estate and repossessed assets. Cash inflows during the nine months ended September 30, 2013 consisted primarily of proceeds of $5.73 billion from sales of loans originated for sale, $280.1 million of sales, principal payments and maturities of investment securities, an increase of $102.6 million in short-term borrowings and proceeds of $81.5 million from redemptions of FHLB and FRB stock. In addition, we increased deposits by $171.1 million.
Cash outflows during the nine months ended September 30, 2013 included $5.20 billion for loans originated for sale, a $586.9 million increase in loans, $364.9 million for the purchase of available for sale investment securities, the purchase of $128.5 million of held to maturity investment securities, the purchase of $80.9 million of FHLB and FRB stock, the repayment of $37.5 million of subordinated notes, the purchase of $35.9 million of MSRs, $26.4 million for the repurchase of 25% of our Series B Preferred and the payment of $5.9 million in dividends on our Perpetual Non-Cumulative Preferred Stock, Series A and $3.7 million in dividends on our Series B stock.
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
At the holding company level, cash and cash equivalents decreased to $56.1 million at September 30, 2013 from $122.2 million at December 31, 2012. Significant cash outflows during the first nine months of 2013 included the $37.5 million repayment of subordinated notes, $26.4 million for the repurchase of 25% of our Series B Preferred, $4.3 million of interest paid on our junior subordinated debentures and subordinated notes, $5.9 million for the payment of dividends on our Series A Preferred and $3.7 million for the payment of dividends on our Series B Preferred. These cash outflows were partially offset by the payment of $14.0 million of dividends from the Bank to the Company.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements include commitments to extend credit and financial guarantees, which are used to meet the financial needs of our customers.
At September 30, 2013, we had $967.3 million of undrawn commitments to extend credit and $74.4 million of financial and performance standby letters of credit. In comparison, at December 31, 2012, we had $866.2 million of undrawn commitments to extend credit and $77.7 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn with no significant loss for these obligations to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At September 30, 2013 we maintained a liability of $1.5 million for unfunded loan commitments and commitments under standby letters of credit for which we believe funding and loss were probable. At December 31, 2012, we maintained this liability at $3.6 million.
Derivative Financial Instruments
At September 30, 2013, we had $106.9 million of notional amount interest rate swaps that were designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swaps is recorded in other derivative income on the Consolidated Statements of Income in noninterest income.
At September 30, 2013, we had $20.0 million of notional amount interest rate swaps that were designated as cash flow hedges against the variability in the interest paid on our junior subordinated debentures. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged cash flows is reported as an adjustment to OCI.
We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. As of September 30, 2013, $927.7 million of derivative instruments were interest rate swaps related to customer transactions, which were not designated as hedges. At September 30, 2013, we had notional amounts of $463.9 million of interest rate swaps with customers with whom we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of September 30, 2013, we had offsetting interest rate swaps with other counterparties with a notional amount of $463.9 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.
As a normal course of business, Cole Taylor Mortgage uses interest rate swaps, interest rate swaptions, mortgage TBAs, interest rate lock commitments and forward loan sale commitments as derivative instruments to hedge the risk associated with interest rate volatility. The instruments qualify as non-hedging derivatives.
Interest rate swaps are used in order to lessen the price volatility of the MSR asset. At September 30, 2013, we had a notional amount of $400.0 million of interest rate swaps hedging MSRs. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income.
In order to further lessen the price volatility of the MSR asset, we may enter into interest rate swaptions. These derivatives allow the Company or the counterparty to the transaction the future option of entering into an interest rate swap at a specific rate for a specified duration. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue on the Consolidated Statements of Income in noninterest income. At September 30, 2013 we had a notional amount of $25.0 million of interest rate swaptions.
We enter into mortgage TBAs, which are forward commitments to buy to-be-announced securities for which we do not expect to take physical delivery, to lessen the price volatility of the MSR asset. At September 30, 2013, we had a notional amount of $60.0 million of mortgage TBAs. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded on the Consolidated Statement of Income in mortgage banking revenue in noninterest income.
We enter into interest rate lock commitments for originated residential mortgage loans. We then use forward loan sale commitments to sell originated residential mortgage loans to offset the interest rate risk of the rate lock commitments, as well as mortgage loans held for sale. At September 30, 2013, we had notional amounts of $626.4 million of interest rate lock commitments and $805.0 million of forward loan sale commitments. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets or other liabilities with changes in fair value recorded on the Consolidated Statements of Income in mortgage banking revenue on the Consolidated Statements of Income in noninterest income.

We enter into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. There were no covered call options that remained outstanding as of September 30, 2013.
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
Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to decrease $169,000, or 0.1%, from the net interest income in the rates unchanged scenario at September 30, 2013. At December 31, 2012, the projected variance in the rising rate scenario was an increase of $6.3 million, or 4.2%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both September 30, 2013 and December 31, 2012.
The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	September 30, 2013		December 31, 2012
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$(169)	(0.1)%	$6,312	4.2%
-200 basis points over one year	N/A	N/A	N/A	N/A
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
In July 2013, FASB issued ASU No. 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU No. 2013-10 permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the interest rate on obligations of the U.S. Department of the Treasury and the London Interbank Offered Rate (LIBOR). This ASU became effective July 17, 2013. This accounting standard was adopted by the Company as of the third quarter 2013 and the adoption did not have a material effect on our consolidated financial statements.
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

	2013 Quarter Ended			2012 Quarter Ended				2011 Quarter Ended
	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31
			(in thousands, except per share data)
Interest income	$51,661	$47,975	$47,674	$47,684	$46,192	$46,005	$46,267	$46,345
Interest expense	5,634	6,893	6,991	7,174	8,996	9,627	10,465	11,079
Net interest income	46,027	41,082	40,683	40,510	37,196	36,378	35,802	35,266
Provision for loan losses	300	700	300	1,200	900	100	7,350	10,955
Noninterest income	32,472	46,101	39,719	51,962	47,250	31,889	23,946	16,538
Noninterest expense	54,542	60,271	51,755	55,284	55,899	43,986	36,568	31,846
Income before income taxes	23,657	26,212	28,347	35,988	27,647	24,181	15,830	9,003
Income taxes (benefit)	9,488	10,595	11,090	14,530	10,898	9,956	6,361	(73,317)
Net income	14,169	15,617	17,257	21,458	16,749	14,225	9,469	82,320
Preferred dividends and discounts	(3,583)	(3,780)	(3,661)	(1,765)	(1,757)	(1,748)	(1,742)	(12,235)
Net income available to common stockholders	$10,586	$11,837	$13,596	$19,693	$14,992	$12,477	$7,727	$70,085
Income per share:
Basic	$0.35	$0.39	$0.45	$0.66	$0.50	$0.42	$0.26	$3.20
Diluted	0.34	0.39	0.44	0.65	0.49	0.41	0.26	3.20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are from time to time a party to litigation arising in the normal course of business. As of the date of this report, management knows of no pending or threatened legal actions against the Company that is likely to have a material adverse effect on our business, financial condition or results of operations.
On July 26, 2013, a class action complaint, captioned James Sullivan v. Taylor Capital Group, Inc., et al., was filed under Case No. 2013-CH-17751 in the Circuit Court of Cook County, Illinois, against Taylor Capital, its directors and MB Financial challenging the pending merger. On August 8, 2013, a second class action complaint, captioned Dennis Panozzo v Taylor Capital Group, Inc., et. al., was filed under Case No. 2013-CH-18546 in the Circuit Court of Cook County, Illinois, against these same defendants. Subsequently, the two cases were consolidated pursuant to court order under the first-filed Sullivan case number. The lawsuits allege, among other things, that the Taylor Capital directors breached their fiduciary duties to Taylor Capital and its stockholders by agreeing to the proposed merger at an unfair price pursuant to a flawed sales process and by agreeing to terms with MB Financial that discouraged other bidders. Plaintiffs further allege that certain Taylor Capital directors and officers were not independent or disinterested with respect to the merger. Plaintiffs also allege that MB Financial aided and abetted the Taylor Capital directors’ breaches of fiduciary duties. The complaints seek, among other things, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages.  Plaintiffs amended their complaint on October 24, 2013.  Among other things, the amended complaint adds allegations relating to disclosures contained in the joint proxy statement/prospectus contained in MB Financial’s registration statement on Form S-4 filed with the SEC on October 17, 2013.  Taylor Capital, its directors, and MB Financial believe these actions are without merit and intend to vigorously defend against the lawsuits.

Item 1A.	Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2012 Form 10-K. There has been no material change in risk factors since December 31, 2012, except as noted below.
The Agreement and Plan of Merger with MB Financial, Inc. may be terminated in accordance with its terms, and the merger may not be completed.
Our Agreement and Plan of Merger (the “Merger Agreement”) with MB Financial, Inc. (“MB Financial”) is subject to a number of conditions which must be fulfilled in order to complete the merger of the Company with and into MB Financial (the “Merger”). If the conditions to the closing of the Merger are not fulfilled, then the Merger may not be completed. The Company and MB Financial, or either of them, as applicable, may also elect to terminate the Merger Agreement in certain circumstances.
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
Lawsuits may be filed against us, our Board of Directors and MB Financial challenging the Merger, and an adverse judgment in any such lawsuit may prevent the Merger from being completed or from being completed within the expected timeframe.
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
The Merger Agreement prohibits MB Financial and us from initiating, soliciting or knowingly encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by MB Financial or us of a termination fee in the amount of $20 million in the event that the Merger Agreement is terminated for certain reasons, including, among others, certain changes in the recommendation of our board of directors or the termination of the Merger Agreement in conjunction with another acquisition proposal by a third party. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information for the three months ended September 30, 2013 related to our repurchases of our outstanding common shares:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	1,012	$16.50	—	$—
August 1, 2013 - August 31, 2013	—	—	—	—
September 1, 2013 - September 30, 2013	—	—	—	—
Total	1,012	$16.50	—	$—
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and September 30, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: November 1, 2013
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)