Form 10-K
period 2013-12-31
TAYLOR CAPITAL GROUP INC
filed 2014-03-07
CIK 1025536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(847) 653-7978
(Registrant’s telephone number, including area code)
_______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The Nasdaq Global Select Market
Perpetual Non-Cumulative Preferred Stock, Series A	The Nasdaq Global Select Market
(Title of Class)	(Name of Exchange On Which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing sales price on Nasdaq Global Select Market on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $292,556,065.

At March 5, 2014, there were 29,325,998 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 None.

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
On July 15, 2013, we announced that we had entered into a merger agreement with MB Financial, Inc. ("MB Financial"). The agreement provides that, subject to the conditions set forth in the merger agreement, we will merge with and into MB Financial, with MB Financial as the surviving corporation. Immediately following the merger, our wholly owned subsidiary bank will merge with MB Financial's wholly owned subsidiary bank, MB Financial Bank, N.A. The merger is expected to be completed in the first half of 2014.

Our Business

Taylor Capital Group, Inc. (the “Company,” “we,” “us,” or “our”) is a bank holding company headquartered in Rosemont, Illinois, a suburb of Chicago, and we derive substantially all of our revenue from our wholly-owned subsidiary, Cole Taylor Bank (the “Bank”). The Bank was founded in 1929 and has served the Chicago area for over 80 years. We were formed in 1996 and acquired Cole Taylor Bank in 1997. The Bank specializes in serving the banking needs of closely-held businesses and the people who manage them. With its national businesses, the Bank also provides services related to asset-based lending, residential mortgage lending and commercial equipment leasing through a growing network of offices throughout the United States. At December 31, 2013, we had assets of $5.7 billion, deposits of $3.7 billion and stockholders' equity of $464.6 million.
  Our commercial and retail banking and deposit products are overseen by a single operations area located in Rosemont, Illinois. Our mortgage unit is based in Ann Arbor, Michigan. We have two separate and discrete operating segments, Banking and Mortgage Banking.
Our Banking segment consists of commercial banking, commercial real estate lending, asset-based lending, commercial equipment leasing and retail banking. Our target commercial banking customers are businesses in industries such as manufacturing, wholesale and retail distribution, transportation, construction contracting and professional services. Our clients are generally closely-held, middle-market companies with annual revenues between $5 million and $250 million. Our commercial banking activities primarily consist of providing loans for working capital, business expansion or acquisition, owner-occupied commercial real estate financing, revolving lines of credit and stand-by and commercial letters of credit. We also offer treasury cash management services, including repurchase agreements, interest rate swap agreements, internet balance reporting, remote deposit capture, positive pay, automated clearing house products, imaged lock-box processing, controlled disbursement and account reconciliation. Our commercial lending group operates primarily in the Chicago area. Our commercial real estate lending team, which also operates primarily in the Chicago area, focuses on loans on income producing non-owner occupied commercial real estate and property development lending. In addition, through offices located across the United States, we also offer asset-based lending services, including revolving lines of credit supported by receivables and inventory and term loans supported by equipment and real estate. Our equipment leasing team is headquartered in Towson, Maryland and is a national business that offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases of U.S. middle-market companies.
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
Our Mortgage Banking segment originates, sells and services mortgage loans through Cole Taylor Mortgage, based in Ann Arbor, Michigan. We currently originate, sell or service mortgage loans in 49 states and the District of Columbia. Loan production is sourced through a national broker network, retail offices across the United States and from the Bank's banking centers (branches) located in the Chicago area.

Our Strategy

Our ongoing strategy is to increase stockholder value by focusing on the fundamentals of our business while continuing to diversify and grow our revenue sources across our two operating segments: Banking and Mortgage Banking. The Banking segment is the historical foundation of the Company and is built around a core commercial and industrial ("C&I") business line. The C&I business line is centered on the fundamental belief that the owners of closely-held businesses value a long-term relationship with their banker. For this reason, we believe the commitment and expertise of our relationship managers, as well as our customers' access to our senior management, are among the most important “products” that we offer in the communities we serve.
To complement our C&I business, we continue to extend our efforts in asset-based lending, which while headquartered in Rosemont, Illinois, operates through offices located across the United States. This business provides geographical as well as balance sheet diversification. Since inception in 2008, our asset-based lending group has grown consistently with commitments currently exceeding $1.2 billion. We expect this business line will continue to grow, as we add additional offices and experienced lenders to boost geographical coverage and increase loan production.
In 2012, we introduced another national business line, a commercial equipment finance business. This business, headquartered in Towson, Maryland, provides loans and leases to U.S. companies looking to acquire a broad range of capital equipment. Together with the asset-based lending group, this group will support the diversification of the loan portfolio. As of December 31, 2013 loans and leases originated by these two groups represented approximately 29% of our commercial loan portfolio.
Loan resolutions, asset sales and other remediation efforts have substantially improved the credit quality of our loan portfolio over the last several years. Since December 2008 our nonperforming loans have decreased by approximately 59% to $81.8 million as of December 31, 2013. We remain disciplined in our focus on asset quality while maintaining strong capital ratios to provide for future growth.
We have nine banking centers in the greater Chicago metro area to serve our customers. Also, over the last five years we have been proactive in changing the mix of our deposit base. We have reduced our reliance on brokered money market and time deposit accounts substantially during this period. These deposit types now represent 25% of total deposits as of December 31, 2013 down from 66% five years ago. Conversely, core deposits currently account for 75% of total deposits and have grown by $1.68 billion over the five years ending December 31, 2013. Our focus on growing these transaction-based deposits included deepening our relationships with commercial customers, adding new customer relationships and converting higher cost time deposits into interest-bearing transaction accounts.
Our other primary operating segment is Mortgage Banking. In January 2010, we established Cole Taylor Mortgage. The addition of a mortgage lending operation provided us with further geographic and product line diversification and a significant source of fee income. Due to its growth, this segment accounted for approximately 44% of our total revenue in 2013. In addition, our Mortgage Banking segment now has the ability to originate loans in areas that represent over 90% of the U.S. population. We anticipate further growth in loan production from channel expansion, the addition of new products as well as through our growing network of retail loan production offices and relationships with mortgage brokers. This expansion will also diversify our revenue streams between the wholesale, retail and mini-correspondent origination channels.
We also retain servicing on most originated loans, and purchase mortgage servicing rights from third parties to strategically expand our servicing platform. As of December 31, 2013, we were servicing approximately 84,000 loans with a notional value of $18.5 billion. Due to the growth in servicing, in 2013 we made the decision to bring the bulk of our mortgage servicing portfolio in-house from a third party servicer and established a mortgage servicing platform in Wilmington, Ohio. The transition to in-house servicing is expected to be completed in 2014. The Mortgage Banking segment strives to remain nimble and opportunistic while maintaining flexible capacity to respond to changing market conditions.
Overall, our total assets have increased 30% in the five years ended December 31, 2013, with our three national business lines contributing significantly to that growth. To support and continue this growth, we have strategically invested in infrastructure in a disciplined and efficient manner. We continue to leverage features and functionality of our core processing and corporate eBanking systems, including staying current with vendor upgrades.

Competition

We encounter significant competition in all aspects of our business, which includes commercial lending and deposit gathering primarily in the Chicago area as well as our national businesses of asset-based lending, mortgage origination and servicing and equipment leasing. We compete in the pricing of our products and services, including interest rates paid on deposits, interest rates charged on loans, loan credit terms and underwriting criteria, residential mortgage origination fees and other banking services.

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

Employees

We had 1,292 full-time equivalent employees as of December 31, 2013. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Financial Regulatory Reform

The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States in the wake of the global financial crisis, certain aspects of which are described below in more detail. The Dodd-Frank Act created new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifted certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular (some of which are discussed in more detail below), and among other things, the Dodd-Frank Act:

•	created a Consumer Financial Protection Bureau (the "CFPB") authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services,

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

•
in the so-called “Volcker Rule,” subject to numerous exceptions, prohibited depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading,

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
 While capital has historically been one of the key measures of the financial health of both bank holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the global financial crisis as the regulators have recognized that the amount and quality of capital held by banking organizations was insufficient to absorb losses during the recent periods of severe stress. Certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common equity and will disallow certain funds from being included in capital determinations. Once fully implemented, these provisions will represent regulatory capital requirements that are meaningfully more stringent than those currently in place.

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
 Under current federal regulations, the Bank is subject to the following minimum capital standards:

•	a leverage requirement consisting of a minimum ratio of Tier 1 Capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•	a risk-based capital requirement consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

•
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

•	At December 31, 2013, the Bank's leverage ratio was 8.57%, total capital ratio was 11.90% and Tier 1 Capital ratio was 10.64%.

•	At December 31, 2013, the Company's leverage ratio was 9.18%, total capital ratio was 12.65% and Tier 1 Capital ratio was 11.40%.

The capital standards described above are minimum requirements. Bank regulatory agencies are uniformly encouraging banks and bank holding companies to be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized,” a banking organization must maintain:

•	a ratio of Total Capital to total risk-weighted assets of 10% or greater,

•	a ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater and

•	a ratio of Tier 1 Capital to total assets of 5% or greater.

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

Prompt Corrective Action. A banking organization’s capital plays an important role in connection with regulatory enforcement as well. Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
As of December 31, 2013: (i) the Bank was not subject to a directive from the Federal Reserve to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank was “well-capitalized,” as defined by Federal Reserve regulations. As of December 31, 2013, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act requirements.
The Basel International Capital Accords. The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for the Company, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III was intended to be effective globally on January 1, 2013, with phase-in of certain elements continuing until January 1, 2019, and it is currently effective in many countries.
U.S. Implementation of Basel III. After an extended rulemaking process that included a prolonged comment period, in July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rule”). In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of regulations by each of the agencies. The Basel III Rule is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).
The Basel III Rule not only increases most of the required minimum capital ratios, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. A number of instruments that now qualify as Tier 1 Capital will not qualify, or their qualifications will change. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, will no longer qualify as Tier 1 Capital of any kind, with the exception, subject to certain restrictions, of such instruments issued before May 10, 2010, by bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. For those institutions, trust preferred securities and other nonqualifying capital instruments currently included in consolidated Tier 1 Capital are permanently grandfathered under the Basel III Rule, subject to certain restrictions. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 Capital, will not qualify as Common Equity Tier 1 Capital, but will qualify as Additional Tier 1 Capital. The Basel III Rule also constrains the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.
The Basel III Rule requires:

•	a new required ratio of minimum Common Equity Tier 1 equal to 4.5% of risk-weighted assets,

•	an increase in the minimum required amount of Tier 1 Capital from the current level of 4% of total assets to 6% of risk-weighted assets,

•	a continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets, and

•	a minimum leverage ratio of Tier 1 Capital to total assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 attributable to a capital conservation buffer to be phased in over three years beginning in 2016. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the fully phased-in conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The leverage ratio is not impacted by the conservation buffer.
The Basel III Rule maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio. In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more. It is possible under the Basel III Rule to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.
The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. While Basel III would have changed the risk weighting for residential mortgage loans based on loan-to-value ratios and certain product and underwriting characteristics, there was concern in the United States that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products would increase costs to consumers and reduce their access to mortgage credit. As a result, the Basel III Rule did not effect this change, and banks will continue to apply a risk weight of 50% or 100% to their exposure from residential mortgages, with the risk weighting depending on, among other things, whether the mortgage was a prudently underwritten first lien mortgage.
Furthermore, there was significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). Basel III requires unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. Recognizing the problem for community banks, the U.S. bank regulatory agencies adopted the Basel III Rule with a one-time election for smaller institutions like the Company and the Bank to opt out of including most elements of AOCI in regulatory capital. This opt-out, which must be made in the first quarter of 2015, would exclude from regulatory capital both unrealized gains and losses on available-for-sale debt securities and accumulated net gains and losses on cash-flow hedges and amounts attributable to defined benefit post-retirement plans. The Company is currently evaluating whether it will make the opt-out election.
Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015. However, there will be separate phase-in/phase-out periods for: (i) the capital conservation buffer; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; and (iv) changes to the prompt corrective action rules. The phase-in periods commence on January 1, 2016 and extend until 2019.

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
On June 19, 2012, the U.S. Treasury completed the public offer and resale of all 104,823 outstanding shares of the Series B Preferred through an auction managed by the underwriters of the offering. Following the U.S. Treasury's auction, the shares of Series B Preferred remained outstanding, but were held by parties other than the U.S. Treasury. Consequently, beginning at that time, we were no longer subject to the executive compensation and corporate governance standards applicable to financial institutions participating in the CPP on a prospective basis (except with respect to certain restricted stock awards). On July 18, 2012, we entered into a warrant repurchase agreement with the U.S. Treasury, pursuant to which we repurchased and canceled the CPP Warrant for an aggregate cash price of $9.8 million. Finally, throughout the second half of 2013 we engaged in a series of redemption and negotiated repurchase transactions with the holders of the Series B Preferred such that, as of December 23, 2013, no shares of our Series B Preferred remained outstanding.
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
 Both we and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. Further, the terms of our Perpetual Non-cumulative Preferred Stock, Series A (the “Series A Preferred”), provide that no dividends on any common or preferred stock that ranks equal to or junior to the

Series A Preferred may be paid unless and until all accrued and unpaid dividends for all past dividend periods on such Series A Preferred have been fully paid.

The Bank
 General. The Bank is an Illinois state-chartered bank that is a member of the Federal Reserve System and accepts deposits which are insured by the FDIC.
 Standards for Safety and Soundness/Risk Management. The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The guidelines establish certain safety and soundness standards for all depository institutions. The operational and managerial standards in the guidelines relate to the following:

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
During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the institutions they supervise.  Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets.  The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.
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
 Under the Federal Deposit Insurance Act, the FDIC has the authority to set the annual assessment rate range for the various risk categories within certain regulatory limits and to impose special assessments upon insured depository institutions when deemed necessary by the FDIC. The FDIC imposed an emergency special assessment on June 30, 2009, which was collected on September 30, 2009. In addition, in September 2009, the FDIC extended the restoration plan period to eight years. On November 12, 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of FDIC premiums. The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, was credited to the institution and normal quarterly payments resumed.
 FICO Assessments. DIF insured institutions pay a Financing Corporation (the “FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. These assessments will continue until the bonds mature in 2019.
 Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the IDFPR to fund the agency’s operations. The amount of the assessment is calculated on the basis of a bank’s total assets. During the year ended December 31, 2013, the Bank paid supervisory assessments to the IDFPR totaling $510,000.
 Transaction Account Reserves. Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2014: the first $13.3 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $13.3 million to $89.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $89.0 million, the reserve requirement is $2,271,000 plus 10% of the aggregate amount of total transaction accounts in excess of $89.0 million. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.
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
 Furthermore, certain transactions with our directors, officers or controlling persons are also subject to conflicts of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the financial institution. See Notes to Consolidated Financial Statements, Note 4-"Loans and Loans Held for Sale."
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
Residential Mortgage Originations and Servicing. A major focus of the remedial provisions of the Dodd-Frank Act and, in particular, in connection with the authority Congress conferred on the CFPB, involves the residential mortgage business and the abuses against consumers recognized in the wake of the global financial crisis. The CFPB has released a number of proposed and final rules in this area that are of significant import to the banking industry and the conduct of the residential mortgage business. As a result, the CFPB rules, as well as other federal and state regulatory and enforcement initiatives in this area, will impact the manner in which the Bank engages in the origination and servicing of residential mortgage loans. Because the Bank in recent years has expanded its residential mortgage origination business geographically and has significantly increased its mortgage servicing business, both through retention of servicing rights on originated loans and through the bulk purchase of mortgage servicing portfolios, the impact of these changes on the Bank has increased significance. These developments include:

•
Loan Origination. The Dodd-Frank Act expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations in an effort to strongly encourage lenders to verify a borrower's “ability to repay” the loan, while also establishing a presumption of compliance for certain “qualified mortgages.” On January 10, 2013, the CFPB issued a final rule, which was effective

January 10, 2014, that implements the Dodd-Frank Act's ability-to-repay requirements, and clarifies the presumption of compliance for qualified mortgages.
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
The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service, are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

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

•
Risk-Retention. The Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset‑backed securities that the securitizer issues if the loans have not complied with the ability-to-repay standards. The risk retention requirement is generally 5%, but could be increased or decreased by regulation.

•
Servicing. In the wake of the financial crisis, the number of distressed borrowers skyrocketed and abusive practices were identified. The Dodd-Frank Act imposed new requirements on servicers and gave the CFPB the authority to both implement the new requirements and also to adopt additional rules to protect consumers. The CFPB released its final rules on mortgage servicing in January 2013, effective on January 10, 2014. The final rules, which we have implemented, require servicers to: (i) provide a periodic statement for each billing cycle containing, among other things, information on payments currently due and previously made, fees imposed, transaction activity, application of past payments, contact information for the servicer and housing counselors, and, where applicable, information regarding delinquencies; (ii) provide consumers whose mortgages have adjustable rates with notice well in advance of the first payment due after the rate first adjusts and when a rate adjustment causes the payment to change; and (iii) promptly credit periodic payments from borrowers as of the day of receipt. In addition, servicers are prohibited from charging a borrower for force-placed insurance coverage unless the servicer has a reasonable basis to believe that the borrower has failed to maintain hazard insurance and has provided required notices. Servicers are required to meet certain procedural requirements for responding to written information requests or complaints of errors. The rules require servicers to comply with the error resolution procedures for certain listed errors as well as any error relating to the servicing of a mortgage loan. Servicers are also required to establish policies and procedures reasonably designed to achieve objectives specified in the rules, including policies on early intervention with delinquent borrowers, continuity of contact with delinquent borrowers, and loss mitigation procedures.

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

•
Foreclosures and Loan Modifications. Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  The CFPB final rules on mortgage servicing, discussed above, include specified loss mitigation procedures for mortgage loans secured by borrowers' principal residences. Among other requirements, the rules restrict “dual tracking,” where a servicer simultaneously evaluates a consumer for loan modifications or other alternatives at the same time that it prepares to foreclose on the property. In addition, new rules became effective March 1, 2013, in Illinois, which are reactive to many of the “robo-signing” and other foreclosure abuses and impose new requirements for all mortgage foreclosure cases. Every foreclosure complaint must include a copy of the mortgage note, a "prove-up" affidavit of the amount due on the loan (intended to address "robo-signing"), and a "loss mitigation" affidavit demonstrating that the lender is in compliance with all loss mitigation programs to the extent required by law (intended to address "dual-tracking" of loan modifications and the foreclosure lawsuit). The rules also add several new notice requirements, including a default judgment notice, a foreclosure sale notice, and a special notice if surplus funds are available after a sale.

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
Interagency Appraisal and Evaluation Guidelines. In December 2010, the federal banking agencies issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updated guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. It incorporated previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. This guidance also requires institutions to utilize strong internal controls to ensure reliable appraisals and evaluations and to monitor and periodically update valuations of collateral for existing real estate loans and transactions.
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
Additional Constraints on the Company and Bank
Other Regulatory Authorities
 In addition to regulation, supervision and examination by federal banking agencies, we and certain of our subsidiaries and affiliates are subject to other federal and state laws and regulations, and to supervision and examination by other regulatory and self governing authorities, including the U.S. Securities and Exchange Commission ("SEC"), the NASDAQ Global Select Market and others.
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
The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Act amends the BHC Act to require the federal regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit banking entities to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”) from the investment prohibitions contained in the final rule. Under the interim final rule, the agencies permit the retention of an interest in or sponsorship of covered funds by banking entities under $15 billion in assets if the following qualifications are met:

•	the TruPS CDO was established, and the interest was issued, before May 19, 2010,

•	the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral, and

•	the banking entity's interest in the TruPS CDO was acquired on or before December 10, 2013.
Although the Volcker Rule has significant implications for many large financial institutions, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company or the Bank. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until the application of the final rules is fully understood, the precise financial impact of the rule on the Company, the Bank, its customers or the financial industry more generally, cannot be determined.
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
 In addition, the Company has adopted and posted on its website a code of conduct for employees that applies to its officers and other employees. Further, the Company's board of directors has adopted a code of conduct that applies to directors, which is also posted on the Company's website. The Company’s website also includes the charters of its board of directors’ enterprise risk committee, audit committee, compensation committee and corporate governance and nominating committee.

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

The Agreement and Plan of Merger with MB Financial may be terminated in accordance with its terms, and the merger may not be completed.
Our Agreement and Plan of Merger (the “Merger Agreement”) with MB Financial is subject to a number of conditions, including regulatory approvals, which must be fulfilled in order to complete the merger of the Company with and into MB Financial (the “Merger”). If the conditions to the closing of the Merger are not fulfilled, then the Merger may not be completed. The Company and MB Financial, or either of them, as applicable, may also elect to terminate the Merger Agreement in certain circumstances.

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
We may be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us.

We and MB Financial have entered into a memorandum of understanding with the plaintiffs to settle two stockholder actions previously filed against us, our board of directors and MB Financial challenging the Merger.  It is possible that additional suits may be filed in the future.  If the settlement of these existing suits is not approved by the court or is otherwise voided, an adverse ruling in these or any similar future lawsuits may prevent the Merger from being completed or from being completed within the expected timeframe.
One of the conditions to the closing of the Merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction preventing the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement shall be in effect.  As such, if the settlement of the existing stockholder lawsuits is voided, and a settlement or other resolution is not reached in these or any other potential lawsuit, then the Merger may be prevented from being completed, or from being completed within the expected timeframe.
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
As a bank holding company, we are subject to regulation and supervision primarily by the Federal Reserve. The Bank, as an Illinois-chartered state member bank, is subject to regulation and supervision by both the IDFPR and the Federal Reserve. We and the Bank undergo periodic examinations by these regulators, which have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies
The primary federal and state banking laws and regulations that affect us are described in this report under the section captioned "Supervision and Regulation" in Item 1. Business. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. For example, in July 2010, the Dodd-Frank Act was enacted, which significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that affect how community banks, thrifts and small bank and thrift holding companies are and will be regulated. In addition, in recent years the Federal Reserve has adopted numerous new regulations addressing banks' overdraft and mortgage lending practices. Further, the CFPB has broad powers to supervise and enforce consumer protection laws. The CFPB has released a number of proposed and final rules that are of significant import to the banking industry and the conduct of the residential mortgage business. Additional consumer protection legislation and regulatory activity is anticipated in the future.
Additionally, in July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in the United States. The Basel III Rule not only increases most of the required minimum capital ratios to which financial institutions are subject, but it introduces the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also expanded the definition of capital as in effect currently by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital. The Basel III Rule revises a number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the Basel III Rule requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. Generally, financial institutions (except for large, internationally active financial institutions) become subject to the new rules on January 1, 2015.
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
In addition to the foregoing laws and regulations, policies of the Federal Reserve also have a significant impact on us. Among other things, the Federal Reserve's monetary policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits, and can also affect the value of financial instruments we hold and the ability of borrowers to repay their loans, which could have a material adverse effect on us.
Dependence on our mortgage business may increase volatility in our consolidated revenues and earnings and our residential mortgage lending profitability could be significantly reduced if we are not able to originate and sell mortgage loans at profitable margins.
In 2013, Cole Taylor Mortgage contributed approximately 44% of our consolidated revenues, compared with 47% in 2012, and 39% of the consolidated net income available for our common stockholders, compared to 61% in 2012. As a result of the factors set forth below with respect to our mortgage business, we could experience significant volatility in our consolidated revenue and consolidated net income available for common stockholders.
Mortgage production, especially refinancing, generally declines in rising interest rate environments. While we experienced historically low interest rates in recent years, interest rates began to rise in 2013. Accordingly, if interest rates rise further, or even if they do not, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market.
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
 We continue to expand our mortgage origination and residential mortgage servicing operations. As a result of our mortgage servicing business, we have a sizable portfolio of MSRs. An MSR is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We invest in MSRs to support mortgage banking strategies and diversify revenue streams from our mortgage banking segment.
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
At December 31, 2013, our MSRs had a fair value of approximately $216.1 million. Changes in fair value of our MSRs are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our MSRs may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSRs, our financial condition and results of operations would be negatively affected.
The Basel III Rule constrains the inclusion of MSRs in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital. See the discussion captioned "Supervision and Regulation - U.S. Implementation of Basel III" under Item 1. Business above in this report.
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
We currently maintain a repurchase reserve, which is a liability on our consolidated balance sheets, to reflect our best estimate of expected losses that we will incur on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. The balance of this reserve at December 31, 2013 was $4.8 million. Increases to this reserve for current loan sales reduce mortgage banking revenue. The level of the reserve reflects management's continuing evaluation of loss experience on repurchased loans, indemnifications and present economic conditions, as well as the actions of loan purchasers and guarantors. The determination of the appropriate level of the mortgage loan repurchase reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase risks and expected losses subsequently experienced. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have a material adverse effect on our business, financial condition and results of operations.
A significant increase in certain loan balances associated with our mortgage business may result in liquidity risk related to the funding of these loans.
The held for sale loan balance in our mortgage business represents mortgage loans that are in the process of being sold to various investors. Loan balances steadily accumulate and then decrease at the time of sale. We fund these balances through short term funding, primarily through Federal Home Loan Bank ("FHLB") advances, which require collateral. In the event that we experience a significant increase in our held for sale loan balances, our liquidity could be negatively impacted as we increase our short term borrowings and therefore our required collateral. Although we have access to other sources of contingent liquidity, we could be materially and adversely affected if we fail to effectively manage this risk.

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. Our controls and procedures may fail or be circumvented.
  There have been a number of highly publicized cases involving fraud or other misconduct by employees or customers of financial services firms in recent years. Misconduct by our employees or customers could include hiding unauthorized activities from us, improper or unauthorized activities or improper use of confidential information. Employee fraud, errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to prevent errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to civil claims for negligence.
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
As part of our liquidity management, we use a number of funding sources in addition to what is provided by in-market deposits and repayments and maturities of loans and investments. Although we have increased our funding from our core customers to reduce our reliance on wholesale funding in recent years, we continue to use brokered money market accounts and certificates of deposits ("CDs"), out-of-local-market CDs, broker/dealer repurchase agreements, federal funds purchased and FHLB and Federal Reserve Bank ("FRB") advances as a source of liquidity.

Under FDIC regulations, only "well-capitalized" institutions may issue brokered CDs without prior regulatory approval. As of December 31, 2013, the Bank was categorized as "well-capitalized" and, therefore, could continue to utilize this funding source. Brokered CD distributors may use other criteria in determining which banks to allow to issue brokered CDs through their distribution network. If our access to the brokered CD market were reduced in any material respect, it could lead to an inability to replace brokered deposits at maturity, which could result in higher costs to, or reduced asset levels at, the Bank.
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
Our board of directors suspended the payment of dividends on our common stock beginning in the second quarter of 2008 and we have been dependent upon our current cash position, dividends from the Bank and cash proceeds generated by capital raises to meet liquidity needs at the holding company level. If we foresee that we face diminished liquidity, we may, to the extent possible, seek to manage this risk by reducing the amount of capital we inject into the Bank. This may further reduce the capital position of the Bank, cause our growth to slow and result in regulatory criticism.
We are subject to liquidity risk, including unanticipated deposit volatility.
Our usual liquidity management challenges include responding to potential volatility in our customers' deposit balances. We primarily use advances from the FHLB, broker/dealer repurchase agreements and federal funds purchased to meet our immediate liquidity needs. We have experienced an increase in client deposits, which has allowed us to reduce our reliance on wholesale funding sources. However, there can be no assurance that this level of client deposit growth will continue, that client deposits will remain at current levels or that we will be able to maintain the reduced reliance on wholesale deposits. Increased customer confidence in general economic conditions, higher expected rates of return on other investments (including a rise in interest rates) or additional restrictions on the availability of FDIC coverage could each cause our customers to move all or a portion of their deposits to other investment options, thus causing a reduction in our deposits and increasing our reliance on wholesale or other funding sources.
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
We are a bank holding company, and our operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. When available, cash to pay dividends to our stockholders is derived primarily from dividends received from the Bank. Our ability to receive dividends or loans from the Bank is restricted. Dividend payments by the Bank to us in the future will require generation of future earnings by the Bank and could require regulatory approval if any proposed dividends are in excess of prescribed guidelines. Further, as a structural matter, our right to participate in the assets of the Bank in the event of a liquidation or reorganization of the Bank would be subject to the claims of the Bank's creditors, including depositors, which would take priority except to the extent we may be a creditor with a recognized claim. As of December 31, 2013, the Bank had deposits and other liabilities of approximately $5.2 billion.
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
Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:
•our ability to originate loans and obtain deposits;
•the fair value of our financial assets and liabilities;
•the fair value of our MSRs; and
•the average duration of our securities portfolio.
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
Our business is subject to the conditions of the economies in which we operate and weakness in those economies and the real estate markets may materially and adversely affect us.
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
Our operating results in the recent past have been negatively impacted by the historically high level of nonperforming loans in our commercial loan portfolio. Although showing signs of improvement, challenging economic conditions have and may continue to have a material adverse effect on us, including elevated provisions for loan losses and net loan charge-offs compared to historical norms, lower net interest income caused by heightened nonaccrual loans, and higher legal and collection costs relative to historical norms. In addition, we may be required to devote substantial additional attention and resources to nonperforming asset management rather than focusing on business growth activities. Adverse conditions in the economies in which we operate could also reduce demand for new loans and other financial services and impair our ability to attract and retain deposits.
Further, the repayment of our loan portfolio is dependent on the financial success and viability of our borrowers. If the economies in which we operate do not continue to improve, or even if they do, our borrowers may experience depressed or decreased revenues that could hinder their ability to repay their loans, which in turn would adversely affect us.
Our business is subject to domestic and, to a lesser extent, international economic conditions and other factors, many of which are beyond our control and could materially and adversely affect us.
From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although general economic conditions have improved, certain sectors remain weak, and unemployment remains at high levels, including within the Chicago area. In addition, local governments and many businesses continue to experience serious difficulty due to depressed levels of consumer spending and decreased liquidity in the credit markets.
Market conditions also led to the failure or merger of several prominent financial institutions and numerous regional and community-based financial institutions. These failures, as well as projected future failures, have had a significant negative impact on the capitalization level of the DIF, which, in turn, has led to a significant increase in deposit insurance premiums paid by financial institutions.
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
Making loans is a substantial part of our business, and each loan we make is generally subject to the risk that it will not be repaid or that any underlying collateral in the case of a secured loan will not be sufficient to assure full repayment. Among other things, the risk of non-payment is affected by:
•changes in economic, market and industry conditions;
•the credit risks associated with the particular borrower and type of loan;
•cash flow of the borrower and/or the project being financed;

•the duration of the loan; and
•opportunities to identify potential loan repayment issues when remedial action may be most effective.
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
We have focused on repositioning our portfolio to reduce our exposure to industries and sectors that we no longer consider economically desirable. As a business bank, our loan portfolio is comprised primarily of commercial loans to businesses. As of December 31, 2013, approximately 92% of our loan portfolio consisted of commercial loans of which approximately 33% were commercial real estate loans. Our commercial loans are typically larger in amount than loans to individual consumers and, therefore, have the potential for higher losses on an individual loan basis. Credit quality issues on larger commercial loans, if they were to occur, could cause greater volatility in reported credit quality performance measures, such as total impaired or nonperforming loans, and the amount of charge-offs and recoveries between periods. The deterioration of any one or a few of these loans may cause a significant increase in uncollectible loans, which would have a material adverse impact on us.
The problems that have occurred in the residential real estate and mortgage markets throughout much of the U.S. in the recent past also affected the commercial real estate market. In our market areas, we generally experienced a downturn in credit performance by our commercial real estate loan customers relative to historical norms, and despite recent improvements in certain economic metrics, a level of uncertainty continues to exist in the economy and credit markets, and there can be no guarantee that we will not experience further deterioration in the performance of commercial real estate and other real estate loans in the future. In such case, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and materially and adversely affect our operating results, financial condition or capital levels.
We are subject to mortgage asset concentration risks.
As of December 31, 2013, approximately 28% of our assets are mortgage related. This includes residential mortgage-backed securities, commercial mortgage-backed securities, collateralized mortgage obligations, mortgage loans held for sale, mortgage loans held in portfolio, MSRs and other mortgage related assets. Of our mortgage-related securities, 99.4% were issued by a government sponsored enterprise, such as Ginnie Mae, Fannie Mae, and Freddie Mac. Although the business purposes for our exposure to these different types of mortgage-related assets are varied, these assets may share exposure to common risks, such as interest rate risk and general economic conditions and events such as a significant housing market downturn, and therefore their values may be very highly correlated. An unfavorable change in the overall economic environment could affect borrowers' ability to repay their loans which could materially adversely affect us either directly through our mortgage business or indirectly through our mortgage-backed securities holdings. In addition, significant changes in interest rates or the occurrence of an event that adversely affects mortgage related assets could have a material adverse effect on our business, financial condition and results of operations.
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
New and less mature lines of business, new products and services or new customer relationships may subject us to certain additional risks.
From time to time, we will consider and may enter into new lines of business or offer new products or services and we are continually entering into new customer relationships. These activities can involve a number of uncertainties, risks and expenses, including the investment of significant time and resources, and we can give no assurance that our projected price and profitability targets will be attainable or that our efforts will be successful. These initiatives have required and will continue to require us to enter geographical markets that are new to us. In addition, new lines and less mature of business, new products and services and new customer relationships could significantly impact the effectiveness of our system of internal controls, and present requirements for legal compliance with which we were previously unfamiliar. Failure to successfully manage these risks could have a material adverse effect on us.
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

Regulatory requirements recently adopted by the U.S. federal bank regulatory agencies to implement Basel III, growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At December 31, 2013, both we and the Bank were categorized as "well-capitalized" under the applicable regulatory capital framework. To the extent regulatory requirements change (including, but not limited to the effectiveness of the recently adopted Basel III Rule) our future operating results erode capital or we seek to expand through loan growth or acquisitions, we may be required to raise additional capital. Our ability to raise capital in any such event would depend on conditions in the capital markets, which are outside of our control, and on our financial condition and performance. Accordingly, we cannot be assured of our ability to raise capital when needed or on favorable terms. The inability to attract new capital investment, or to attract capital on terms acceptable to us, could have a material adverse impact on us.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located at our Corporate Center at 9550 West Higgins Road, Rosemont, Illinois. At December 31, 2013, we leased approximately 112,000 square feet for our Corporate Center under an operating lease, as amended, that expires on September 30, 2019, with two five-year renewal options which could extend the lease to 2029. We also have an approximately 1,400 square foot banking center on the first floor of our Corporate Center.

We also maintain approximately 36,000 square feet of general office space for our administrative offices in downtown Chicago at 225 West Washington under an operating lease with a 15-year term expiring in 2022. We have notified the landlord that it is our intent to cancel the lease, effective December 2014, and discussions regarding this issue are on-going.

We currently have nine banking centers located in the Chicago area. Of the nine banking center locations, we own five of the buildings in which the banking centers are operated, including our Ashland, Skokie, Yorktown, Old Orchard, and Milwaukee locations. We lease the land under the buildings at Yorktown, Old Orchard and Milwaukee. We lease the buildings for our Wheeling (term to February 2015), Burbank (term to June 2014), Rosemont (term to September 2019), and South Clark (term to June 2018) banking facilities.

Our commercial banking business maintains a 1,980 square foot facility located in Franklin, Wisconsin which has a five- year lease which terminates in July 2017.

The principal administrative offices of our residential mortgage banking line of business are located in a 62,353 square foot facility located in Ann Arbor, Michigan with a five-year lease which will terminate in December 2017. An operations center for the residential mortgage banking line of business is located in a 19,260 square foot facility located in Milford, Michigan with a five-year lease which will terminate in December 2017. A servicing center for the residential mortgage banking line of business is located in a 50,175 square foot facility located in Wilmington, Ohio. We operate 40 mortgage retail offices in 17 states, all of which are leased.

The principal administrative office of our equipment finance division is located in a 9,577 square foot facility located in Towson, Maryland with a five-year lease which will terminate in June 2018. We maintain two additional offices, one located in Illinois in the Yorktown banking center and one located in a leased space in California.

We have expanded our asset-based lending services and opened offices in geographical areas outside the Chicago area with 12 offices in 10 states. Each of these offices is leased.

The following is a list of our administrative and customer banking locations at December 31, 2013:

Facility	Address	Square Feet
Corporate Center	9550 West Higgins Road, Rosemont, Illinois	112,212
West Washington	225 West Washington, Chicago, Illinois	35,931
Milwaukee	1965 North Milwaukee, Chicago, Illinois	27,394
Burbank	5501 West 79th Street, Burbank, Illinois	14,807
Skokie	4400 Oakton, Skokie, Illinois	15,800
Old Orchard	4801 West Golf Road, Skokie, Illinois	10,000
Wheeling	350 East Dundee Road, Wheeling, Illinois	8,274
Yorktown	Three Yorktown Center, Lombard, Illinois	5,966
Ashland	1542 West 47th Street, Chicago, Illinois	5,870
South Clark	20 South Clark, Chicago, Illinois	2,700
Mortgage Headquarters	2350 Green Road, Ann Arbor, Michigan	62,353
Mortgage Operations Satellite	1050 Corporate Office Drive, Milford, Michigan	19,260
Mortgage Servicing Center	2251 Rombach Avenue, Wilmington, Ohio	50,175
Equipment Finance Administration	501 Fairmount Avenue, Towson, Maryland	9,577

Item 3. Legal Proceedings
 We are from time to time a party to litigation arising in the normal course of business. As of the date of this report, management knows of no pending or threatened legal actions against the Company, or to which any of our property is subject, that is likely to have a material adverse effect on our business, financial position or results of operations.
On July 26, 2013, a class action complaint, captioned James Sullivan v. Taylor Capital Group, Inc., et al., was filed under Case No. 2013-CH-17751 in the Circuit Court of Cook County, Illinois (the “Court”), against the Company, its directors and MB Financial (collectively, the “Defendants”) challenging the pending MB Financial/Taylor Capital merger. On August 8, 2013, a second class action complaint, captioned Dennis Panozzo v Taylor Capital Group, Inc., et. al., was filed under Case No. 2013-CH-18546 in the Court against the Defendants. Subsequently, the two cases were consolidated pursuant to court order under the first-filed Sullivan case number (as so consolidated, the “Action”). On October 24, 2013, the plaintiffs in the Action (the “Plaintiffs”) filed a consolidated amended complaint. The complaint alleged, among other things, that the Company’s directors breached their fiduciary duties to the Company and its stockholders by agreeing to the proposed merger at an unfair price pursuant to a flawed sales process, by agreeing to terms with MB Financial that discouraged other bidders and by issuing a preliminary joint proxy statement/prospectus, included in the Form S-4 registration statement filed with the SEC by MB Financial, that purportedly omitted material information. Plaintiffs further alleged that certain of the Company’s directors and officers were not independent or disinterested with respect to the proposed merger. Plaintiffs also alleged that MB Financial aided and abetted the Company’s directors' breaches of fiduciary duties. The complaint sought, among other things, an order enjoining the defendants from consummating the merger, as well as attorneys' and experts' fees and certain other damages.
On February 17, 2014, solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted in the Action to rest, the Defendants entered into a memorandum of understanding (the “MOU”) with the Plaintiffs regarding the settlement of the Action pursuant to which the Company and MB Financial agreed to make certain supplemental disclosures concerning the proposed merger, which each of the Company and MB Financial did in a Current Report on Form 8-K filed by each of them on February 18, 2014 (the “Form 8-Ks”). Nothing in the MOU, any settlement agreement or any public filing, including the Form 8-Ks, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained therein or in any public filing associated with the proposed settlement of the Action.

The MOU also provides that, solely for purposes of settlement, the Court will certify a class consisting of all persons who were record or beneficial stockholders of the Company when the proposed merger was approved by the Company’s Board or any time thereafter (the “Class”). In addition, the MOU provides that, subject to approval by the Court after notice to the members of the Class (the “Class Members”), the Action will be dismissed with prejudice and all claims that the Class Members may possess with regard to the proposed merger, with the exception of claims for statutory appraisal, will be released. In connection with the settlement, the Plaintiffs’ counsel have expressed their intention to seek an award by the Court of attorneys’ fees and expenses. The amount of the award to the Plaintiffs’ counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid by MB Financial or that any stockholder of the Company will receive in the proposed merger. There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Court will approve the settlement even if the parties enter into such an agreement. In the absence of either event, the proposed settlement as contemplated by the MOU may be terminated.
The Defendants continue to believe that the Action is without merit, have vigorously denied, and continue to vigorously deny, all of the allegations of wrongful or actionable conduct asserted in the Action, and the Company’s board of directors vigorously maintains that it diligently and scrupulously complied with its fiduciary duties, that the joint proxy statement/prospectus, dated January 14, 2014, mailed to the stockholders of the Company and MB Financial is complete and accurate in all material respects and that no further disclosure is required under applicable law.
Based on information currently available, consultations with counsel and established reserves, we believe that the eventual outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

TAYLOR CAPITAL GROUP, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol “TAYC.” The high and low sales price per share of our common stock for the periods indicated is set forth below:

	High	Low
2013
Quarter Ended March 31	$18.74	$15.50
Quarter Ended June 30	18.40	12.97
Quarter Ended September 30	23.16	16.85
Quarter Ended December 31	27.00	21.86
2012
Quarter Ended March 31	$14.49	$9.66
Quarter Ended June 30	16.40	13.26
Quarter Ended September 30	17.50	15.44
Quarter Ended December 31	19.35	15.82

As of March 5, 2014, the closing price per share of our common stock as reported on the Nasdaq was $24.41.

As of March 5, 2014, there were 304 stockholders of record of our common stock, based upon securities position listings furnished to us by our transfer agent. We believe the number of beneficial owners is greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

There were no dividends declared on our common stock for any quarter in 2013 and 2012. Holders of our common stock are entitled to receive any cash dividends that may be declared by our board of directors. We will be prohibited from paying dividends on our common stock if we fail to make distributions or required payments on the trust preferred securities and our Series A Preferred. During the periods in which the U.S. Treasury held shares of our Series B Preferred, we would have been required to obtain the U.S. Treasury's consent to pay dividends on our common stock. Following the U.S. Treasury's auction of our Series B Preferred on June 19, 2012, and the repurchase and redemption of the Series B Preferred in 2013, no shares of the Series B Preferred remain outstanding as of December 31, 2013. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon our earnings and financial condition, the capital requirements of the Company and our subsidiaries, regulatory conditions and considerations and other factors as our board of directors may deem relevant. We also have agreed, consistent with our past practice, to continue to provide our regulators notice before we pay dividends and interest at the holding company.

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

Stock Performance Graph

The graph below compares our cumulative stockholder return on our common stock from December 31, 2008 through December 31, 2013, with the composite index for all U.S. companies included in the Nasdaq Stock Market and the SNL Nasdaq Stock Market Bank Index. The source for the information below is SNL Financial LC, Charlottesville, Virginia.

	Period Ended
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Taylor Capital Group, Inc.	100.00	194.70	224.79	166.15	308.55	454.36
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48

This graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Exchange Act and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

Stock-Based Compensation Plans
Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2013, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below. Additional information regarding stock-based compensation plans is presented in Note 16 - Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants Under Stock-Based Compensation Plans
Plans approved by stockholders	665,165	$16.15	1,319,515
Plans not approved by stockholders	—	—	—
Total	665,165	$16.15	1,319,515
Not generally withstanding the foregoing, under the terms of the Merger Agreement, the Company may not issue, sell or otherwise permit to become outstanding any additional shares of its common stock or securities convertible or exchangeable into, or exercisable for, any shares of its common stock or any options, warrants, or other rights of any kind to acquire any shares of its common stock except with respect to the exercise of stock options or warrants or the settlement of equity compensation awards outstanding as of the date of the merger agreement.

Issuer Purchases of Equity Securities
The following table presents information for the three months ended December 31, 2013 related to our repurchases of our outstanding common shares:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 - October 31, 2013	2,742	$22.09	—	$—
November 1, 2013 - November 30, 2013	—	—	—	—
December 1, 2013 - December 31, 2013	9,121	23.02	—	—
Total	11,863	$22.80	—	$—
(1) The shares in this column represent the shares that were withheld by us to satisfy income tax withholding obligations in connection with the vesting of restricted stock awards.

Item 6. Selected Financial Data

The selected consolidated financial data presented below under the caption “Taylor Capital Group, Inc.” as of and for the five years ended December 31, 2013 is derived from our historical financial statements. The selected financial information presented below under the caption of “Cole Taylor Bank” is derived from unaudited financial statements of the Bank. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	As of and for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Statements of Operations Data:
Net interest income	$172,996	$149,886	$134,414	$136,074	$122,911
Provision for loan losses	2,400	9,550	49,258	143,127	89,611
Net interest income (loss) after provision for loan losses	170,596	140,336	85,156	(7,053)	33,300
Noninterest income:
Service charges	14,139	13,530	11,481	11,282	11,306
Mortgage banking revenue	122,882	125,505	20,384	14,261	—
Gain on sales of investment securities	5,959	5,464	4,944	41,376	17,595
Other noninterest income	14,952	10,548	12,433	5,764	4,690
Total noninterest income	157,932	155,047	49,242	72,683	33,591
Noninterest expense:
Salaries and employee benefits	142,549	124,930	64,736	54,073	42,914
Other noninterest expense	86,098	66,807	51,657	64,163	54,693
Total noninterest expense	228,647	191,737	116,393	118,236	97,607
Income (loss) before income taxes	99,881	103,646	18,005	(52,606)	(30,716)
Income tax expense (benefit)	37,874	41,745	(73,110)	1,217	834
Net income (loss)	62,007	61,901	91,115	(53,823)	(31,550)
Preferred dividends and discounts	(15,900)	(7,012)	(19,646)	(25,455)	(11,483)
Net income (loss) applicable to common stockholders	$46,107	$54,889	$71,469	$(79,278)	$(43,033)
Common Share Data:
Basic earnings (loss) per share	$1.51	$1.84	$3.45	$(5.27)	$(4.10)
Diluted earnings (loss) per share	1.50	1.79	3.45	(5.27)	(4.10)
Cash dividends per common share	—	—	—	—	—
Book value per common share	12.43	12.36	10.84	3.97	9.02
Dividend payout ratio	N.M.	N.M.	N.M.	N.M.	N.M.
Weighted average shares – basic earnings per share	28,807,517	28,294,884	19,474,273	15,049,868	10,492,911
Weighted average shares – diluted earnings per share	29,110,289	29,016,717	19,499,275	15,049,868	10,492,911
Shares outstanding – end of year	29,329,530	28,792,042	28,360,076	17,877,708	11,076,707

As of and for the Year Ended December 31,
2013	2012	2011	2010	2009
(dollars in thousands, except per share data)
TAYLOR CAPITAL GROUP, INC. (consolidated):
Balance Sheet Data (at end of year):
Total assets	$5,685,818	$5,802,410	$4,685,810	$4,483,854	$4,403,502
Investment securities	1,120,731	1,267,757	1,279,676	1,254,477	1,271,271
Loans held for sale	473,890	938,379	185,984	259,020	81,853
Loans	3,648,375	3,168,303	2,928,299	2,835,338	2,953,475
Allowance for loan losses	81,864	82,191	103,744	124,568	106,185
Total deposits	3,650,983	3,528,342	3,123,211	3,026,906	2,976,800
Short-term borrowings	1,378,327	1,463,019	768,133	679,672	764,669
Long-term borrowings	—	—	147,500	336,336	200,000
Junior subordinated debentures	86,607	86,607	86,607	86,607	86,607
Subordinated notes, net	—	33,366	89,648	88,835	55,695
Preferred stock	100,013	203,826	102,055	137,893	158,844
Common stockholders’ equity	364,538	355,777	307,473	70,908	99,962
Total stockholders’ equity	464,551	559,603	409,528	208,801	258,806
Earnings Performance Data:
Return (loss) on average assets	1.07%	1.24%	2.06%	(1.20)%	(0.70)%
Return (loss) on average stockholders’ equity	11.17	14.02	36.73	(19.54)	(10.74)
Net interest margin (non tax-equivalent) (1)	3.20	3.22	3.12	3.12	2.77
Noninterest income to revenues	44.41	45.44	20.75	25.85	13.24
Efficiency ratio (2)	70.36	64.00	64.60	70.64	70.27
Loans to deposits	99.93	89.80	93.76	93.67	99.22
Average interest-earning assets to average interest-bearing liabilities	136.39	134.62	124.18	122.59	125.32
Ratio of earnings to fixed charges: (3)
Including interest on deposits	2.43	x	2.86	x	1.06	x	0.25	x	0.59	x
Excluding interest on deposits	3.03	x	4.01	x	1.10	x	(0.47)x	0.00	x
Asset Quality Ratios:
Allowance for loan losses to total loans (excluding loans held for sale)	2.24%	2.59%	3.54%	4.39%	3.60%
Allowance for loan losses to nonperforming loans (4)	100.05	138.05	100.66	77.98	75.06
Net loan charge-offs to average total loans	0.08	1.04	2.46	4.24	3.59
Nonperforming assets to total loans plus repossessed property (5)	2.51	2.62	4.68	6.67	5.63
Capital Ratios:
Total stockholders’ equity to assets – end of year	8.17%	9.64%	8.74%	4.66%	5.88%
Average stockholders’ equity to average assets	9.60	8.85	5.62	6.13	6.55
Leverage ratio	9.18	11.14	8.84	6.89	7.60
Tier 1 Capital ratio	11.40	14.21	11.22	8.93	9.79
Total Capital ratio	12.65	16.27	14.72	12.98	12.72
COLE TAYLOR BANK:
Net income (loss)	$73,147	$69,372	$90,576	$(44,721)	$(23,977)
Return (loss) on average assets	1.27%	1.40%	2.06%	(0.10)%	(0.54)%
Total stockholder's equity to assets – end of year	9.00	9.33	9.94	6.53	6.95
Leverage ratio	8.57	9.24	8.53	7.05	6.77
Tier 1 Capital ratio	10.64	11.79	10.85	9.13	8.73
Total Capital ratio	11.90	13.05	13.42	12.04	11.64
N.M. Not Meaningful

(1)	Net interest margin is determined by dividing net interest income, as reported, by average interest-earning assets.

(2)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, adjusted for gains or losses on investment securities.

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
Certain of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report on Form 10-K constitute forward-looking statements. These forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words including “may,” “might,” “contemplate,” “plan,” “predict,” “potential,” “should,” “will,” “expect,” “anticipate,” “believe,” “intend,” “could” and “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2014 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.
These risks, uncertainties and other factors include, without limitation:

•	The Merger Agreement and Plan of Merger with MB Financial may be terminated in accordance with its terms, and the Merger contemplated thereby may not be completed.

•	Termination of the Merger Agreement could negatively impact us.

•	We may be subject to business uncertainties and contractual restrictions while the Merger is pending.

•
We and MB Financial have entered into a memorandum of understanding with the plaintiffs to settle two stockholder actions previously filed against us, our board of directors and MB Financial challenging the Merger.  It is possible that additional suits may be filed in the future.  If the settlement of these existing suits is not approved by the court or is otherwise voided, an adverse ruling in these or any similar future lawsuits may prevent the Merger from being completed or from being completed within the expected timeframe.

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

•	We have counterparty risk and therefore we may be materially and adversely affected by the soundness of other financial institutions.

•	We are subject to lending concentration risks.

•	We are subject to mortgage asset concentration risks.

•	Our business strategy is dependent on our continued ability to attract, develop and retain highly qualified and experienced personnel in senior management and customer relationship positions.

•	Our reputation could be damaged by negative publicity.

•	New and less mature lines of business, new products and services or new customer relationships may subject us to certain additional risks.

•	We may experience difficulties in managing our future growth.

•	We and our subsidiaries are subject to changes in federal and state tax laws and changes in interpretation of existing laws.

•
Regulatory requirements recently adopted by the U.S. federal bank regulatory agencies to implement Basel III, growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.

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
Introduction
We are the holding company of the Bank, a commercial bank headquartered in Chicago. The Bank specializes in serving the banking needs of closely held businesses and the people who manage them. Through its national businesses, the Bank also provides asset-based lending, residential mortgage lending and commercial equipment leasing through a growing network of offices throughout the United States. At December 31, 2013, we had assets of $5.7 billion, deposits of $3.7 billion and stockholders' equity of $464.6 million.
As noted above in Item 1. Business, on July 15, 2013, we announced that we had entered into a merger agreement with MB Financial, Inc. ("MB Financial"). The agreement provides that, subject to the conditions set forth in the merger agreement, we will merge with and into MB Financial, with MB Financial as the surviving corporation. Immediately following the merger, our wholly owned subsidiary bank will merge with MB Financial's wholly owned subsidiary bank, MB Financial Bank, N.A. The merger is expected to be completed in the first half of 2014.
The following discussion and analysis presents the more significant factors affecting our consolidated financial condition at December 31, 2013 and December 31, 2012 and results of operations for the years ended December 31, 2013,  December 31, 2012, and December 31, 2011. This discussion should be read together with the “Selected Financial Data,” our audited consolidated financial statements and the notes thereto and other financial data contained elsewhere in this report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors” and elsewhere in this report.

Current Developments
We have been notified by our primary banking regulators that the Bank may be cited with a violation of Section 5 of the Federal Trade Commission Act.  The potential violation relates to the checking account opening process associated with our former deposit program relationship with an organization that provides electronic financial disbursements and payment services to the higher education industry (the “Former Counterparty”).  We exited this relationship in the third quarter of 2013. A violation of Section 5 of the Federal Trade Commission Act could result in the imposition of civil money penalties against the Bank, and may possibly impose a secondary obligation to make restitution to account holders affected by the violation.  To the extent we ultimately would be required to make any financial restitution as a result of the potential violation, the Former Counterparty is obligated to reimburse us pursuant to a contractual indemnification agreement.  If any civil money penalties are imposed upon us they would not be reimbursed to us through indemnification or otherwise.  Given the preliminary status of the notification, we are unable to reasonably estimate a range of potential financial impact from this matter, if any.  However, we do not currently expect that the impact of this potential regulatory violation will have a material impact on our financial position or results of operations.
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
Derivative Financial Instruments
We use derivative financial instruments (“derivatives”), including interest rate swaps and corridor agreements, interest rate swap options ("swaptions"), callable interest rate swap agreements, agreements to purchase mortgage-backed securities, or mortgage TBAs for which we do not intend to take delivery, as well as interest rate lock and forward loan sale commitments, to either accommodate individual customer needs or to assist in our interest rate risk management. All derivatives are measured and reported at fair value on our Consolidated Balance Sheets as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, is recognized in current earnings during the period of the change in the fair value. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that are not designated as an accounting hedge are also reported currently in earnings.
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
Each quarter we review our investment securities portfolio to determine whether unrealized losses are temporary or other-than-temporary, based on an evaluation of the creditworthiness of the issuers/guarantors, as well as the underlying collateral, if applicable. Our analysis includes an evaluation of the type of security, the length of time and extent to which the fair value has been less than the security’s carrying value, the characteristics of the underlying collateral, the degree of credit support provided by subordinate tranches within the total issuance, independent credit ratings, changes in credit ratings and a cash flow analysis, considering default rates, loss severities based upon the location of the collateral, and estimated prepayments. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subjected to further analysis to determine if we expect to receive all the contractual cash flows. We use other independent pricing sources to obtain fair value estimates and perform discounted cash flow analysis for selected securities. When the discounted cash flow analysis obtained from those independent pricing sources indicates that we expect all future principal and interest payments will be received in accordance with their original contractual terms, we do not intend to sell the security, and we more likely than not will not be required to sell the security before recovery, the unrealized loss is deemed temporary. If such analysis shows that we do not expect to be able to recover our entire investment, an other-than-temporary impairment charge will be recorded in current earnings for the amount of the credit loss component. The amount of impairment related to factors other than the credit loss is recognized in OCI. Our assessments of creditworthiness and the resultant expected cash flows are complicated by the uncertainties surrounding not only the specific security and its underlying collateral but also the current economic environment. Our cash flow estimates for mortgage related securities are based on estimates of mortgage default rates, severity of loss and prepayments. Changes in assumptions can result in material changes in expected cash flows. Therefore, unrealized losses that we have determined to be temporary may at a later date be determined to be other-than-temporary and may have a material impact on our Consolidated Statements of Income.

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

Mortgage servicing rights do not trade in an active market with readily observable prices. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the model are validated on a periodic basis. The fair value is validated on a quarterly basis with an independent third party. Material discrepancies between the internal valuation and the third party valuation are analyzed and an internal committee determines whether or not an adjustment is required.
The Company has elected to account for mortgage servicing rights using the fair value option. Changes in the fair value are recognized in mortgage banking revenue on the Company's Consolidated Statement of Income.

Outlook

We believe our 2013 results have reinforced the effectiveness of our strategy of focusing on the fundamentals of our business while continuing to diversify and grow our revenue sources.  Our commercial and industrial ("C&I") banking business is the core of our banking segment.  Our experienced business bankers are dedicated to providing closely held businesses with comprehensive banking solutions.  While providing this high level of service, we continue to focus on asset quality.  Loan resolutions, assets sales and other remediation efforts have substantially improved the credit quality of our loan portfolio over the past few years.

To complement our C&I business, we continue to expand our national presence through our asset-based lending group, our residential mortgage lending operation and our commercial equipment finance group.  These groups provide geographic as well as balance sheet and revenue diversification.

Our strong performance in 2013 allowed us to make investments for further diversification and expansion in our lines of business and allowed us to repurchase or redeem all $104.8 million liquidation preference amount of our Series B Preferred in 2013, in each case at par plus accrued dividends to the date of repurchase or redemption.  We believe that each of our businesses have meaningful potential for continued growth and we will continue to focus on this grow and diversify strategy in 2014 and beyond.

RESULTS OF OPERATIONS
Overview
Net income applicable to common stockholders was $46.1 million, or $1.50 per diluted common share for the year ended December 31, 2013, compared to net income applicable to common stockholders of $54.9 million, or $1.79 per diluted common share for the year ended December 31, 2012. This decrease in net income applicable to common stockholders from 2012 to 2013 was primarily due to an increase in noninterest expense due to an increase in the number of employees, an increase in volume driven mortgage expense, and an increase in preferred stock dividends due to the issuance of $100.0 million of Series A Preferred in November 2012. These unfavorable variances were partially offset by an increase in net interest income due to growth in average assets and reduced borrowing expense. Provision for loan loss was also favorable due to improved credit quality.
Highlights

2013 Highlights

•	Revenue was $325.0 million in 2013, an increase of 8.48% from $299.6 million in 2012. (Revenue is defined in the Reconciliation of U.S. GAAP Financial Measures section below.)

•	Net interest income increased to $173.0 million in 2013, up $23.1 million, or 15.4%, from 2012.

•	Mortgage origination volume increased to $6.55 billion for 2013, up $1.36 billion, or 26.2%, from 2012.

•
Pre-tax, pre-provision operating earnings were $102.5 million for 2013, a decrease of 15.0% as compared to 2012. (Pre-tax, pre-provision operating earnings is defined in the Reconciliation of U.S. GAAP Financial Measures section below.)

•	Total commercial loans grew to $3.36 billion at December 31, 2013, up $602.4 million or 21.8%, from December 31, 2012.

•	Other real estate owned and repossessed assets decreased to $10.0 million at December 31, 2013, down $14.2 million,

or 58.6%, from December 31, 2012.

•	Average deposits increased $122.6 million from 2012 to 2013, a 3.5% increase.

•	In June 2013, we prepaid all $37.5 million of our 8% subordinated notes originally due in 2020 in order to reduce funding costs.

•
In the second half of 2013, we retired all $104.8 million liquidation preference amount of Series B Preferred outstanding through a series of repurchases and redemptions, in each case at par plus accrued dividends.

•
We completed a purchase of mortgage servicing rights ("MSRs") as well as certain office space, furniture and equipment from Liberty Savings Banks, FSB of Wilmington, Ohio in order to establish an in-house mortgage servicing platform.

2012 Highlights

•	Pre-tax, pre-provision operating earnings were $120.5 million in 2012, up 66.2% from $72.5 million from 2011.

•	In 2012, total revenue was $299.6 million, an increase of $119.4 million, or 66.3%, from 2011.

•	Net interest margin on a tax equivalent basis increased by ten basis point to 3.26% in 2012 as compared to 3.16% in 2011.

•	Mortgage banking revenue increased to $125.5 million for 2012, up $105.1 million over 2011.

•	Noninterest expense was $191.7 million in 2012 and $116.4 million in 2011, an increase of $75.3 million.

•	C&I loans grew $164.4 million or 11.5% in 2012.

•	The provision for loan losses was $9.6 million for 2012 representing a $39.7 million decrease from the $49.3 million recognized in 2011.

•	Nonperforming loans were $59.5 million, or 1.88% of total loans, at December 31, 2012, down from $103.1 million, or 3.52% of total loans, at December 31, 2011.

•	The allowance from loan losses as a percent of nonperforming loans was 138.1% at December 31, 2012, up from 100.7% at December 31, 2011.

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

•	In September 2012, we prepaid all $60.0 million of our 10% subordinated notes originally due in 2016 in order to reduce funding costs.

•	In November 2012, we completed a public offering of $100.0 million of Series A Preferred.

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

The following table reconciles the income before income taxes to pre-tax, pre-provision operating earnings for the periods indicated.

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income before income taxes	$99,881	$103,646	$18,005
Add back (subtract):
Credit costs:
Provision for loan losses	2,400	9,550	49,258
Nonperforming asset expense	771	4,951	5,264
Credit costs subtotal	3,171	14,501	54,522
Other:
Gains on sales of investment securities	(5,959)	(5,464)	(4,944)
Derivative termination fees	—	—	896
Early extinguishment of debt	5,380	7,721	3,444
Impairment of investment securities	—	125	571
Other subtotal	(579)	2,382	(33)
Pre-tax, pre-provision operating earnings	$102,473	$120,529	$72,494

The following table details the components of revenue for the periods indicated.

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net interest income	$172,996	$149,886	$134,414
Noninterest income	157,932	155,047	49,242
Add back (subtract):
Gains on sales of investment securities	(5,959)	(5,464)	(4,944)
Derivative termination fees	—	—	896
Impairment of investment securities	—	125	571
Revenue	$324,969	$299,594	$180,179

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

Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012
Net interest income was $173.0 million for 2013, an increase of $23.1 million, or 15.4%, from $149.9 million for 2012.
Our net interest margin on a tax equivalent basis was 3.29% for 2013, an increase of 3 basis points from 3.26% for 2012. An increase in loan volume, changes in the funding mix to reduce funding costs, and deposit repricing have been partially offset by reductions in loan yields. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets.
The yield on average interest-earning assets decreased from 4.04% in 2012 to 3.75% in 2013 due to decreased yields on loans. The yield earned on loans declined to 3.95% in 2013 from 4.39% in 2012. The decrease in loan yields is due to a variety of factors including lower rates on variable rate loans, a shift in mix away from prime-based loans to LIBOR-based loans and a shift in mix from fixed rate loans to variable rate loans. The yield on the investment securities portfolio decreased slightly to 3.31% in 2013 from 3.34% in 2012.

The cost of our total interest-bearing liabilities declined from 1.05% in 2012 to 0.62% in 2013. Significant deposit repricing, largely in customer certificates of deposit and brokered certificates of deposits, contributed to this reduction. In addition, in 2012, we prepaid all $60.0 million principal amount of the Bank's 10% subordinated notes, and in 2013 we prepaid all $37.5 million principal amount of the Company's 8% subordinated notes in a continuation of our efforts to lower overall funding costs.
Average interest-earning assets for 2013 were $5.41 billion as compared to $4.65 billion for 2012, an increase of $755.8 million, or 16.3%. Average loan balances increased $385.6 million, or 12.9%, primarily due to growth across our commercial lending groups and our asset-based lending group. Lease receivables also increased as the commercial equipment leasing business, which was launched in mid-2012, ramped up its activities. Average loans held for sale were $603.3 million for 2013 and $401.8 million for 2012, an increase of $201.5 million or 50.1%. This increase was related to the increase in mortgage loan origination volume and transfers from mortgage loans held in portfolio. Although investment securities of $372.4 million were sold late in 2013, average investment balances increased $169.1 million, or 13.5%, from 2012 to 2013, with municipal securities accounting for most of the increase.
Total average interest-bearing deposits balances increased to $2.62 billion for 2013, compared to $2.26 billion for 2012, an increase of $364.0 million, due to an increase in money market, commercial interest checking and NOW accounts associated with on-going deposit raising efforts, partially offset by a continued decline in time deposits, primarily in brokered CDs and other out-of-market CDs. Noninterest-bearing deposits increased $169.7 million in 2013 which reflects an increase in mortgage escrow accounts due to growth in the mortgage servicing business and an increase in commercial demand deposit accounts.
With an adjustment for tax-exempt income, our consolidated net interest income for 2013 was $178.1 million, compared to $151.7 million for 2012. This non-GAAP presentation is discussed below under “Tax-Equivalent Adjustments to Yields and Margins.”
Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011
Net interest income was $149.9 million in 2012, compared to $134.4 million in 2011, an increase of $15.5 million, or 11.5%.
Our net interest margin on a tax equivalent basis was 3.26% during 2012 as compared to 3.16% during 2011. Net interest margin increased due to a reduction in funding costs partially offset by lower yields on loans and investment securities.
The yield on interest-earning assets was 4.04% for 2012 compared to 4.41% for 2011. The decrease was due to lower rates on investment securities and loans. The yield on investment securities declined from 3.66% for 2011 to 3.34% for 2012 due to the generally lower interest rate environment. The loan yield decreased from 4.77% for 2011 to 4.39% for 2012. A large portion of this variance is due to growth in mortgage loans originated by Cole Taylor Mortgage, which increased average loan balances. These loans generally carry a lower yield than commercial loans and, therefore, lowered the overall yield on loan balances. Average commercial and commercial real estate loan balances decreased $27.7 million and the average rates earned on these loans declined 32 basis points from 2011 to 2012.
The cost of our total interest-bearing liabilities declined from 1.55% for 2011 to 1.05% for 2012. This decrease was primarily a result of transactions undertaken to change our funding mix and lower funding costs. Actions taken to reduce funding costs included the termination of certain derivative contracts, early extinguishment of repurchase agreements and other long-term debt and the prepayment of $60.0 million of the Bank's 10% subordinated notes. In addition, we also experienced anticipated significant deposit repricing, primarily in customer certificates of deposit and brokered certificates of deposits.
Average interest-earning assets during 2012 were $4.65 billion as compared to $4.30 billion during 2011, an increase of $349.0 million, or 8.1%. Average loans held for sale increased $295.0 million, or 276.3%, average loan balances increased $148.2 million, or 5.2%, while average investment balances decreased $93.4 million, or 6.9%, between those two periods. The increase in average loan balances was due primarily to growth in residential mortgage loans held for sale and held in portfolio.
Average interest-bearing deposits balances decreased to $2.26 billion for 2012, compared to $2.37 billion for 2011, a decrease of $118.0 million due to a decrease in time deposits partially offset by an increase in interest-bearing demand deposits. Average noninterest-bearing deposit balances increased from $650.7 million in 2011 to $997.5 million in 2012, an increase of $346.8 million largely due to an increase in consumer checking accounts related to an organization that provides electronic financial disbursements and payment services to the higher education industry, although this relationship was terminated in 2013.

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
Tax-Equivalent Adjustments to Yields and Margins
As part of our evaluation of net interest income, we analyze our consolidated average balances, our yield on average interest-earning assets and the cost of average interest-bearing liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average balance of assets or liabilities. Because management analyzes net interest income on a tax-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, investment interest income, loan interest income, total interest income and net interest income are adjusted to reflect tax-exempt interest income on a tax-equivalent basis, assuming a tax rate of 35.0%. This assumed tax rate may differ from our actual effective income tax rate. In addition, the interest-earning asset yield, net interest margin and the net interest rate spread are adjusted to a fully tax equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.
The following table reconciles the tax-equivalent net interest income to net interest income as reported on the consolidated statements of income. In addition, the interest-earning asset yield, net interest margin and net interest spread are shown with and without the tax-equivalent adjustment.

	For the Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Net interest income as reported	$172,996	$149,886	$134,414
Tax equivalent adjustment-investments	4,957	1,669	1,547
Tax equivalent adjustment-loans	111	123	137
Tax equivalent net interest income	$178,064	$151,678	$136,098
Yield on interest-earning assets without tax adjustment	3.65%	4.00%	4.37%
Yield on interest-earning assets – tax equivalent	3.75%	4.04%	4.41%
Net interest margin without tax adjustment	3.20%	3.22%	3.13%
Net interest margin – tax equivalent	3.29%	3.26%	3.16%
Net interest spread – without tax adjustment	3.03%	2.96%	2.82%
Net interest spread – tax equivalent	3.13%	2.99%	2.86%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The tables contain certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	Year Ended December 31,
	2013			2012			2011
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities (1):
Taxable	$1,144,142	$33,017	2.89%	$1,166,814	$37,078	3.18%	$1,276,066	$44,865	3.52%
Tax-exempt (tax equivalent) (2)	279,228	14,162	5.07%	87,496	4,769	5.45%	71,668	4,420	6.17%
Total investment securities	1,423,370	47,179	3.31%	1,254,310	41,847	3.34%	1,347,734	49,285	3.66%
Cash equivalents	373	4	1.06%	739	8	1.06%	1,570	15	0.94%
Loans held for sale	603,253	21,945	3.64%	401,788	14,637	3.64%	106,764	4,625	4.33%
Loans (2) (3):
Commercial and commercial real estate	2,935,505	119,799	4.03%	2,613,563	117,529	4.42%	2,641,294	126,837	4.74%
Lease receivables	77,727	2,337	3.01%	4,932	146	2.96%	—	—	—%
Residential real estate mortgages	320,924	8,851	2.76%	315,232	9,309	2.95%	128,899	4,709	3.65%
Home equity and consumer	44,650	1,963	4.40%	59,473	2,426	4.08%	74,784	3,214	4.30%
Fees on loans		680			2,038			1,059
Net loans (tax equivalent) (2)	3,378,806	133,630	3.95%	2,993,200	131,448	4.39%	2,844,977	135,819	4.77%
Total interest-earning assets (2)	5,405,802	202,758	3.75%	4,650,037	187,940	4.04%	4,301,045	189,744	4.41%
NON-EARNING ASSETS:
Allowance for loan losses	(84,446)			(93,134)			(119,579)
Cash and due from banks	112,119			124,187			99,278
Accrued interest and other assets	344,944			306,150			136,258
TOTAL ASSETS	$5,778,419			$4,987,240			$4,417,002

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	$1,625,783	$7,434	0.46%	$1,112,551	$6,443	0.58%	$877,035	$6,705	0.76%
Savings deposits	40,693	23	0.06%	39,570	28	0.07%	38,424	28	0.07%
Time deposits	953,139	8,041	0.84%	1,103,475	12,629	1.14%	1,458,185	22,415	1.54%
Total interest-bearing deposits	2,619,615	15,498	0.59%	2,255,596	19,100	0.85%	2,373,644	29,148	1.23%
Short-term borrowings	1,241,871	1,792	0.14%	1,003,023	2,248	0.22%	676,617	2,852	0.42%
Long-term borrowings	—	—	—%	43,651	612	1.38%	237,507	5,851	2.43%
Junior subordinated debentures	86,607	5,777	6.67%	86,607	5,859	6.77%	86,607	5,792	6.69%
Subordinated notes	15,490	1,627	10.50%	74,962	8,443	11.26%	89,242	10,003	11.21%
Total interest-bearing liabilities	3,963,583	24,694	0.62%	3,463,839	36,262	1.05%	3,463,617	53,646	1.55%

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	1,167,199			997,526			650,679
Accrued interest, taxes and other liabilities	92,661			84,294			54,629
Total noninterest-bearing liabilities	1,259,860			1,081,820			705,308
STOCKHOLDERS’ EQUITY	554,976			441,581			248,077
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,778,419			$4,987,240			$4,417,002
Net interest income (tax equivalent) (2)		$178,064			$151,678			$136,098
Net interest spread (2) (4)			3.13%			2.99%			2.86%
Net interest margin (2) (5)			3.29%			3.26%			3.16%

(1)	Investment securities average balances are based on amortized cost.

(2)	Calculations are computed on a tax-equivalent basis using a tax rate of 35%.

(3)	Nonaccrual loans are included in the above stated average balances.

(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.

The following table presents, for the periods indicated, a summary of the changes in interest earned and interest expense resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis assuming a tax rate of 35.0%.

	2013 over 2012 INCREASE/(DECREASE)				2012 over 2011 INCREASE/(DECREASE)
	VOLUME	RATE	DAYS*	NET	VOLUME	RATE	DAYS*	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$5,758	$(312)	(114)	$5,332	$(3,327)	$(4,246)	$135	$(7,438)
Cash equivalents	(4)	—	—	(4)	(9)	2	—	(7)
Loans held for sale	7,357	(9)	(40)	7,308	10,843	(844)	13	10,012
Loans	16,154	(13,613)	(359)	2,182	6,655	(11,398)	372	(4,371)
Total interest-earning assets				14,818				(1,804)
INTEREST PAID ON:
Interest-bearing deposits	2,811	(6,361)	(52)	(3,602)	(1,395)	(8,733)	80	(10,048)
Total borrowings	1,758	(9,677)	(47)	(7,966)	2,429	(9,832)	67	(7,336)
Total interest-bearing liabilities				(11,568)				(17,384)
Net interest income, tax-equivalent				$26,386				$15,580

*
Represents variance due to one day less in the twelve months ended December 31, 2013 versus the twelve months ended December 31, 2012 and one greater day in the twelve months ended December 31, 2012 versus the twelve months ended December 31, 2011.

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

The provision for loan losses decreased $7.2 million, or 75.0%, to $2.4 million in 2013, compared to $9.6 million in 2012. The decrease in provision expense reflected volume and mix changes in the loan portfolio and a lower level of net charge-offs in 2013 as compared to 2012.

Nonperforming loans and commercial criticized and classified loans increased in 2013 largely due to downgrades in the C&I loan portfolio. Nonperforming loans totaled $81.8 million at December 31, 2013, compared to $59.5 million at December 31, 2012, an increase of $22.3 million, or 37.5%. The total allowance for loan losses decreased from $82.2 million at December 31, 2012 to $81.9 million at December 31, 2013 and the allowance for loan losses as a percent of nonperforming loans declined from 138.05% at December 31, 2012 to 100.05% at December 31, 2013. See “Nonperforming Assets” and “Allowance for Loan Losses” for further discussion of the credit quality of our loan portfolio and our allowance for loan losses.

Our provision for loan losses totaled $9.6 million during 2012, a decrease of $39.7 million, or 80.5%, as compared to the $49.3 million provision for loan losses recorded in 2011 due to lower specific reserves required on impaired loans and lower nonperforming loans in 2012 compared to 2011.

Noninterest Income

The following table presents, for the periods indicated, our major categories of noninterest income:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Service charges	$14,139	$13,530	$11,481
Mortgage banking revenue	122,882	125,505	20,384
Gain on sales of investment securities, net	5,959	5,464	4,944
Other derivative income	6,546	4,322	7,026
Letter of credit and other loan fees	4,414	3,943	3,890
Other noninterest income	3,992	2,283	1,517
Total noninterest income	$157,932	$155,047	$49,242

Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012
Total noninterest income was $157.9 million during 2013, compared to $155.0 million in 2012, an increase of $2.9 million, or 1.9%. Mortgage banking revenue generated by Cole Taylor Mortgage totaled $122.9 million in 2013, a decrease of $2.6 million from 2012. Mortgage banking revenue consists of two parts: origination revenue and servicing revenue. Mortgage origination revenue decreased due to a decline in mortgage origination margins, partially offset by an increase in loan originations. Mortgage servicing revenue increased due to growth in the mortgage servicing portfolio and favorable rate movement.
As part of a planned reduction in the investment portfolio, $372.4 million of investment securities were sold in 2013 at a gain of $6.0 million. The year ended December 31, 2012 included gains on the sale of investment securities of $5.5 million.

Other derivative income increased from $4.3 million in 2012 to $6.5 million in 2013 primarily due to an increase in the number and the size of fees collected on customer swaps.

Other noninterest income was $4.0 million in 2013 and $2.3 million in 2012. We enter into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. Premiums from covered calls were $749,000 greater in 2013 compared to 2012. Partnership income increased $572,000 from 2012 to 2013. Partnership income consist of income from the Small Business Investment Companies (SBIC) program and other similar investments.

Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011
Total noninterest income was $155.0 million during the year ended December 31, 2012, compared to $49.2 million in the year ended December 31, 2011, an increase of $105.8 million or 215.0%. Mortgage banking revenue generated by Cole Taylor Mortgage totaled $125.5 million in 2012, an increase of $105.1 million from 2011, primarily driven by sustained low mortgage interest rates in 2012 which resulted in a greater volume of mortgage originations and loan sales at higher margins. Loan origination margins in 2012 were wider relative to past years but began to decline in early 2013. Mortgage banking revenue also increased due to an increase in mortgage servicing revenue due to an increase in the amount of loans serviced for others, a portion of which is due to mortgage servicing purchased in 2012 and a portion of which is servicing retained on loans originated and sold into the secondary market.
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
Impairment charges on investment securities included in other noninterest income were $125,000 in 2012 and $571,000 in 2011.

Noninterest Expense

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes, medical insurance, sign-on bonuses and severance	$96,813	$70,571	$52,533
Incentives, commissions and retirement benefits	45,736	54,359	12,203
Total salaries and employee benefits	142,549	124,930	64,736
Occupancy of premises	14,207	9,476	8,603
Furniture and equipment	3,559	2,908	2,162
Nonperforming asset expense	771	4,951	5,264
Early extinguishment of debt	5,380	7,721	3,444
FDIC assessment	7,692	6,795	6,705
Legal fees, net	5,722	3,413	3,821
Loan expense, net	9,542	6,815	3,005
Outside services	12,149	3,914	2,058
Computer processing	5,073	2,772	2,346
Other noninterest expense	22,003	18,042	14,249
Total noninterest expense	$228,647	$191,737	$116,393
Efficiency Ratio (1)	70.36%	64.00%	64.60%

(1)	The efficiency ratio is determined by dividing noninterest expense by an amount equal to net interest income plus noninterest income, excluding gains or losses on investment securities.

Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012
Noninterest expense increased $36.9 million, or 19.2%, to $228.6 million 2013, as compared to $191.7 million during 2012. The higher level of noninterest expense in 2013 was primarily the result of increased salaries and employee benefits, occupancy of premises expense, and volume related mortgage expenses, partially offset by a decrease in nonperforming asset expense.
Total salaries and employee benefits expense during 2013 was $142.5 million, compared to $124.9 million during 2012, an increase of $17.6 million, or 14.1%. Salaries, employment taxes, medical insurance, sign-on bonuses and severance expense increased $26.2 million in 2013 primarily due to an increased number of employees. The number of full time equivalent employees was 1,241 at December 31, 2013, as compared to 945 at December 31, 2012. This increase was primarily due to new employees at Cole Taylor Mortgage, including the addition of employees related to the establishment of an in-house mortgage servicing platform. This increase was partially offset by a decrease of $8.6 million in incentives, commissions and retirement benefits from 2012 to 2013 as performance-related incentive expense declined due to declines in mortgage banking revenue.
Occupancy of premises expense increased from $9.5 million for 2012 to $14.2 million for 2013. Occupancy of premises expense in 2013 includes $3.3 million of expense related to the termination of a lease. In addition, occupancy of premises expense increased as a result of increased rental space and associated lease expense at Cole Taylor Mortgage as it expanded operations.
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
Nonperforming asset expense related to loans held for investment includes expenses incurred by the Company’s loan workout function for collection and foreclosure costs, receiver fees and expenses, and any other expenses incurred to protect the Company’s interests in any loan collateral. In addition, nonperforming asset expense includes changes in the liability that the Company established for estimated probable losses from off-balance-sheet commitments associated with impaired loans, such as standby letters of credit or unfunded loan commitments.
Nonperforming asset expense was $771,000 for 2013 compared to $5.0 million for 2012. The lower level of expense in 2013 reflects an increase in gains on sales of OREO properties in 2013.
A quantification of the amount of nonperforming asset expense in the held for sale and held for investment loan categories for the periods indicated is as follows:

	For the Year Ended
	December 31, 2013	December 31, 2012
	(in thousands)
Impaired loans, OREO and other repossessed assets held for sale	$69	$4,658
Impaired and nonperforming loans held for investment	702	293
Total	$771	$4,951
Early extinguishment of debt expense of $5.4 million was recognized in 2013 related to the prepayment of the Company's outstanding 8% subordinated notes. Early extinguishment of debt expense was $7.7 million in 2012 consisting of $4.0 million related to the early extinguishment of one structured repurchase agreement and three FHLB advances and $3.7 million related to the prepayment of the Bank's 10% subordinated notes.
FDIC assessment expense increased $897,000 due to growth in assets. Legal expense of $5.7 million in 2013 was $2.3 million greater than legal expense of $3.4 million in 2012. This increase was due to various corporate initiatives, including the proposed merger with MB Financial. Loan expense, net increased from $6.8 million in 2012 to $9.5 million in 2013 due to an increase in mortgage originations. Outside services were $3.9 million in 2012 and $12.1 million in 2013, an increase of $8.2 million. This increase was due to an increase in sub-servicing expense resulting from growth in the mortgage servicing portfolio. Computer processing expense increased $2.3 million from $2.8 million in 2012 to $5.1 million in 2013. This increase was due to the increase in mortgage volume and other mortgage information technology expenses.
Other noninterest expense increased from $18.0 million for 2012 to $22.0 million for 2013, an increase of $4.0 million. This increase was primarily due to increases in employee development expense, consulting expense and expense associated with callable certificates of deposits.

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
Total salaries and employee benefits expense totaled $124.9 million for 2012, as compared to $64.7 million during 2011, an increase of $60.2 million. Salaries and employee benefit expense increased $18.0 million in 2012 due to an increase in the number of employees, primarily related to the growth in our mortgage business. The total number of full time equivalent employees at the Company was 945 at December 31, 2012 compared to 637 at December 31, 2011. Incentives, commissions and retirement benefits increased $42.2 million in 2012 due to an increase in corporate and commission based incentive expense, largely due to the strong performance of the Company.
Occupancy of premises expense increased from $8.6 million in 2011 to $9.5 million in 2012. This increase of $900,000 was primarily due to an increase in rent expense for Cole Taylor Mortgage due to an increased in leased space.

Furniture and equipment expense was $2.2 million in 2011 compared to $2.9 million in 2012, an increase of $700,000, due to additional investment in equipment to support growth at Cole Taylor Mortgage.

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

Nonperforming asset expense was $5.0 million during 2012 as compared to $5.3 million during 2011. A quantification of the amount of nonperforming asset expense in the held for sale and held for investment loan categories for the periods indicated is as follows:

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Impaired loans, OREO and other repossessed assets held for sale	$4,658	$4,976
Impaired and nonperforming loans held for investment	293	288
Total	$4,951	$5,264
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

Income Taxes
Income tax expense decreased by $3.8 million, from $41.7 million for the year ended December 31, 2012 to $37.9 million for the year ended December 31, 2013. The decrease was due to a decrease in our income before income taxes, which decreased from $103.6 million in 2012 to $99.9 million in 2013. In addition, income tax expense decreased as a result of a changes in the applicable statutory state income tax rates combined with fluctuations in the levels of income earned in the states where income tax returns are required to be filed.
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

We released our entire $73.2 million valuation allowance in 2011. As of December 31, 2013, the net deferred tax asset totaled $22.7 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses, employee benefits, basis adjustments on our portfolio of OREO and federal and state net operating loss carry forwards. We are largely relying on forecasted earnings in making the determination that we will more-likely-than-not realize our deferred tax asset. In making this determination, we considered our recent earnings trends and the prospects that the key drivers of profitability will continue in the future. For purposes of this determination, we used forecasts of future earnings that do not rely on significant increases in the level of profitability to realize our deferred tax asset. In addition, the forecasts do not rely on asset sales, non-routine transactions, a material change in the relationship between taxable income and pre-tax income recorded on our financial statements or any tax planning strategies. Earnings forecasts are subject to a variety of risks and uncertainties that could impact our operations. For a description of the various risks and uncertainties impacting our operations, see the "Risk Factors" section in this report.
In addition to the reversal of the valuation allowance against our net deferred tax asset, income tax expense during 2011 included the release of the residual tax effects of changes in the beginning of the year valuation allowance previously allocated to OCI. This was partially offset by an income tax benefit due to a change in the State of Illinois tax rate as applied to our January 1, 2011 net deferred tax asset after valuation allowance.
Segment Review
As described in Note 24 – “Segment Reporting” of the Notes to the Consolidated Financial Statements, we have two principal operating segments: Banking and Mortgage Banking.
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
In addition, we use an Other category, which includes subordinated note expense, certain parent company activities, expense related to the pending merger with MB Financial and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments.

Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012

Net income for the Banking segment for 2013 was $51.0 million, an increase of $13.3 million from net income of $37.7 million for 2012. Net interest income increased from $147.3 million for 2012 to $155.1 million for 2013 due to commercial loan growth and a decline in funding costs, partially offset by compression of commercial loan yields due to competitive pricing pressures on new loans. Noninterest income increased from $29.2 million for 2012 to $34.9 million for 2013. Derivative income, service charges, loans fees, partnership investment income and premiums on covered calls all increased in 2013. In addition, gain on sales of investment securities increased by $495,000 from 2012 to 2013. Provision for loan losses was $2.7 million for 2013, a decrease of $6.5 million from 2012 (see the "Provision for Loan Losses" section above for additional detail.)
Noninterest expense was $105.1 million in 2012 compared to $103.1 million in 2013, a decrease of $2.0 million. This decrease was due to $3.7 million in early extinguishment of debt expense in 2012 compared to no expense in 2013 and a $4.2 million decline in nonperforming asset expense due to sales of several properties and fewer properties moving into OREO. Legal expense also declined in 2013. These decreases were partially offset by an increase in salaries and benefits expense of $5.4 million due to merit increases, additional staff, including the addition of the commercial equipment leasing group, and an increase of $2.1 million in performance based cash incentives.

Net income for the Mortgage Banking segment for 2013, was $24.4 million, a decrease of $13.1 million from net income of $37.5 million for 2012. Net interest income increased $7.9 million, from $16.3 million for 2012 to $24.2 million for 2013 due to an increase in both held for sale and mortgage portfolio loans. Noninterest income decreased, from $125.6 million for 2012 to $122.9 million for 2013, a decrease of $2.7 million. Mortgage origination revenue decreased due to a decline in mortgage origination margins partially offset by an increase in loan originations. Mortgage servicing revenue increased due to growth in the mortgage servicing portfolio and favorable rate movement. Noninterest expense increased from $83.0 million in 2012 to $113.7 million for 2013, an increase of $30.7 million, primarily due to increased salaries and employee benefits expense due to additional headcount. Volume related loan expenses also increased. These increases were partially offset by a decline in performance based incentive compensation.

Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011
Net income for the Banking segment for the year ended December 31, 2012 was $37.7 million, an increase of $18.2 million from net income of $19.5 million for the year ended December 31, 2011. The improved performance was primarily attributable to a $39.6 million decrease in provision for loan losses (see "Provision for Loan Losses" for additional detail). Net interest income increased from $144.6 million in 2011 to $147.3 million in 2012 due to decreased funding costs, partially offset by compressed commercial loan yields. Noninterest income increased from $28.7 million in 2011 to $29.2 million in 2012. Service charges increased due to a change in pricing and additional new products and customers. This increase was partially offset by decreased derivative income due to a decrease in fees related to customer swaps. Noninterest expense was $92.2 million in 2011 compared to $105.1 million in 2012, an increase of $12.9 million. This increase was primarily due to an increase in corporate incentive compensation expense in 2012 due to the Company's performance. These increases were partially offset by a decline in nonperforming asset expense due to improved credit quality.
Net income for the Mortgage Banking segment for the year ended December 31, 2012, was $37.5 million, an increase of $36.8 million from net income of $725,000 for the year ended December 31, 2011. Net interest income increased $10.9 million, from $5.4 million in 2011 to $16.3 million in 2012 due to an increase in both the held for sale and mortgage portfolio loans. Noninterest income also increased, from $20.4 million in 2011 to $125.6 million in 2012, an increase of $105.2 million. This increase reflects this segment’s expansion of its national platform, diversification of its revenue streams including an increase in the amount of loans serviced for others and sustained low mortgage interest rates which resulted in a greater volume of mortgage originations and loan sales at higher margins. Noninterest expense increased from $24.2 million in 2011 to $83.0 million in 2012, an increase of $58.8 million, primarily due to increased salaries and employee benefits expense and incentive compensation expense due to additional headcount and an increase in commission based incentive compensation. Volume related loan expenses also increased.

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

FINANCIAL CONDITION
Overview
Total assets decreased $116.6 million, or 2.0%, to $5.69 billion at December 31, 2013 from total assets of $5.80 billion at December 31, 2012, primarily as a result of a decrease in the balance of investment securities and cash and cash equivalents. Total liabilities decreased $21.5 million to $5.22 billion at December 31, 2013 from $5.24 billion at December 31, 2012, primarily due to a decrease in short-term and long-term borrowings, partially offset by an increase in deposits. Total stockholders’ equity decreased $95.0 million, or 17.0%, to $464.6 million at December 31, 2013 from $559.6 million at December 31, 2012, primarily as a result of the repurchase and redemption of all of the outstanding shares of Series B Preferred and an increase in the unrealized loss on available for sale investment securities, partially offset by the impact of net income for the twelve months ended December 31, 2013.

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

The following table presents the composition of our investment portfolio by major category as of the dates indicated:

	AVAILABLE FOR SALE		HELD TO MATURITY		TOTAL
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	(in thousands)
December 31, 2013:
U.S. government sponsored agency securities	$14,879	$14,962	$9,993	$8,998	$24,872	$23,960
Residential mortgage-backed securities	286,116	274,650	235,300	226,512	521,416	501,162
Commercial mortgage-backed securities	121,006	127,959	—	—	121,006	127,959
Collateralized mortgage obligations	12,840	12,698	66,775	61,460	79,615	74,158
State and municipal obligations	314,386	292,038	86,356	79,797	400,742	371,835
Total	$749,227	$722,307	$398,424	$376,767	$1,147,651	$1,099,074
December 31, 2012:
U.S. Treasury securities	$9,998	$9,998	$—	$—	$9,998	$9,998
U.S. government sponsored agency securities	15,073	16,056	—	—	15,073	16,056
Residential mortgage-backed securities	549,735	576,714	220,762	229,723	770,497	806,437
Commercial mortgage-backed securities	134,774	146,700	—	—	134,774	146,700
Collateralized mortgage obligations	21,106	21,446	57,853	60,118	78,959	81,564
State and municipal obligations	162,702	166,024	52,204	52,390	214,906	218,414
Total	$893,388	$936,938	$330,819	$342,231	$1,224,207	$1,279,169
December 31, 2011:
U.S. government sponsored agency securities	$24,473	$25,269	$—	$—	$24,473	$25,269
Residential mortgage-backed securities	834,383	858,937	81,901	87,943	916,284	946,880
Commercial mortgage-backed securities	137,646	148,207	—	—	137,646	148,207
Collateralized mortgage obligations	68,598	70,620	22,395	23,111	90,993	93,731
State and municipal obligations	67,418	72,347	—	—	67,418	72,347
Total	$1,132,518	$1,175,380	$104,296	$111,054	$1,236,814	$1,286,434

Investment securities totaled $1.12 billion at December 31, 2013, compared to $1.27 billion at December 31, 2012, a decrease of $147.0 million, or 11.6%. During the twelve months ending December 31, 2013, in addition to principal paydowns we purchased $493.4 million of investment securities, mostly mortgage related securities and municipal obligations, and sold $372.5 million of available for sale investment securities. In 2012, the Company transferred $162.8 million of investment securities from available for sale to held to maturity. The Company has the intent and ability to hold these investment securities until maturity.
As of December 31, 2013, mortgage related securities (at estimated fair value) comprised approximately 64% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.
At December 31, 2013, we had a net unrealized loss of $26.9 million in our available-for-sale investment portfolio, which was comprised of $36.8 million of gross unrealized losses and $9.9 million of gross unrealized gains. At December 31, 2012, the net unrealized gain was $43.6 million, which was comprised of $44.8 million of gross unrealized gains and $1.2 million of gross unrealized losses. The total unrealized losses for securities that have been in an unrealized loss position for more than twelve months at December 31, 2013 was $12.9 million and related to 41 investment securities with a carrying value of $67.9 million. Each quarter we analyze these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subject to further analyses to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the securities with gross unrealized losses at December 31, 2013, 17 had been in a loss position for 12 months or more with the unrealized loss representing over 10% of amortized cost and therefore were subject to further review. On analysis, it was determined that there was no additional expected credit loss. Therefore, we expect to recover our entire investment and no other-than-temporary impairment charge was recorded in the twelve months ended December 31, 2013.
As a member of the FHLB, we are required to hold FHLB stock, which consisted of the following as of December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Federal Home Loan Bank of Chicago (FHLBC)	$52,750	$63,250
Federal Reserve Bank (FRB)	11,862	11,700
	$64,612	$74,950
The amount of FHLBC stock that we are required to hold is based on the Bank’s asset size and the amount of borrowings from the FHLBC. At December 31, 2013, we maintained $1.27 billion of FHLB advances. We did not hold any FHLBC debt securities in our investment portfolio as of December 31, 2013. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred.
The amount of FRB stock required to be held is based on the Bank's common stock and surplus. For additional details of these investments, see Note 3 - "Investment Securities" of the Notes to the Consolidated Financial Statements.

At December 31, 2013, we held no securities of any single issuer that exceeded 10% of stockholders’ equity, other than U.S. government agencies. Although we hold securities issued by municipalities within the State of Illinois that, in the aggregate, exceeded 10% of stockholders’ equity, none of the holdings from any individual municipal issuer exceeded this threshold.

 Investment Portfolio—Maturity and Yields

The following table summarizes the contractual maturity of investment securities and their weighted-average yields:

	As of December 31, 2013
	WITHIN ONE YEAR		AFTER ONE BUT WITHIN FIVE YEARS		AFTER FIVE BUT WITHIN TEN YEARS		AFTER TEN YEARS		TOTAL
	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD	AMOUNT	YIELD
	(dollars in thousands)
Available for sale securities (1):
U.S. government sponsored agency securities	—	—%	9,789	4.88%	5,173	2.88%	—	—%	14,962	4.19%
Residential mortgage-backed securities (2)	31,547	3.31%	100,268	3.15%	71,210	3.07%	71,625	2.82%	274,650	3.06%
Commercial mortgage-backed securities (2)	15,318	4.61%	101,846	4.88%	10,795	4.59%	—	—%	127,959	4.82%
Collateralized mortgage obligations (2)	2,347	3.33%	4,732	3.24%	3,026	3.21%	2,593	3.26%	12,698	3.25%
States and municipal obligations (3)	12,513	3.76%	40,742	3.70%	47,024	3.68%	191,759	4.27%	292,038	4.07%
Total available for sale	$61,725	3.72%	$257,377	3.99%	$137,228	3.39%	$265,977	3.87%	$722,307	3.81%

Held to maturity securities:
U.S. government sponsored agency securities	$—	—%	$—	—%	$9,993	2.23%	$—	—%	$9,993	2.23%
Residential mortgage-backed securities	$26,298	3.46%	$78,392	3.40%	$58,316	3.37%	$72,294	3.26%	$235,300	3.36%
Collateralized mortgage obligations (2)	5,663	2.90%	9,545	2.90%	24,941	3.37%	26,626	3.19%	66,775	3.19%
State and municipal obligations	9,049	3.72%	35,001	3.73%	23,262	3.75%	19,044	3.76%	86,356	3.74%
Total held to maturity	$41,010	3.44%	$122,938	3.46%	$116,512	3.35%	$117,964	3.32%	$398,424	3.38%

(1)	Based on estimated fair value.

(2)	Maturities of mortgage-backed securities and collateralized mortgage obligations (“CMOs”) are based on anticipated lives of the underlying mortgages, not contractual maturities.

(3)	Rates on obligations of states and political subdivisions have been adjusted to tax equivalent yields using a 35% income tax rate.

Loans
The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Loans:
Commercial and industrial	$1,935,377	$1,590,587	$1,426,221	$1,351,862	$1,264,369
Commercial real estate secured	1,124,227	965,978	1,037,976	1,120,361	1,171,777
Residential construction and land	46,079	45,903	64,824	104,036	221,859
Commercial construction and land	121,682	103,715	99,021	106,423	142,584
Lease receivables	132,013	50,803	—	—	—
Total commercial loans	3,359,378	2,756,986	2,628,042	2,682,682	2,800,589
Consumer loans	301,377	416,635	300,257	152,657	152,892
Gross loans	3,660,755	3,173,621	2,928,299	2,835,339	2,953,481
Less: Unearned discount	(12,380)	(5,318)	—	(1)	(6)
Loans	3,648,375	3,168,303	2,928,299	2,835,338	2,953,475
Less: Allowance for loan losses	(81,864)	(82,191)	(103,744)	(124,568)	(106,185)
Portfolio loans, net	$3,566,511	$3,086,112	$2,824,555	$2,710,770	$2,847,290

Loans Held for Sale	$473,890	$938,379	$185,984	$259,020	$81,853
Gross loans increased $487.1 million to $3.66 billion at December 31, 2013, from gross loans of $3.17 billion at December 31, 2012. Commercial loans, which include C&I, commercial real estate secured, construction and land loans and lease receivables, increased $602.4 million, or 21.8%. The increase in commercial loans during the twelve months ended December 31, 2013 consisted of a $344.8 million, or 21.7%, increase in C&I loans, an increase in commercial real estate secured loans of $158.2 million, or 16.4%, an increase in lease receivables of $81.2 million, or 159.9% and an increase in commercial construction and land of $18.0 million, or 17.4%. Loans across all commercial lending businesses grew, demonstrating a broad geographical and product line diversification. Consumer loans decreased by $115.2 million, or 27.7%, from December 31, 2012 to December 31, 2013.
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
Total C&I loans increased to $1.94 billion at December 31, 2013 compared to $1.59 billion at December 31, 2012, and accounted for 53% of our loans at December 31, 2013. A portion of this increase is due to an increase in loans originated by our commercial equipment finance group that was started in 2012. In addition, our asset-based lending and commercial banking groups experienced loan growth.

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
The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	December 31, 2013		December 31, 2012		December 31, 2011
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$102,195	9%	$109,266	11%	$143,052	14%
Office/mix use property	126,662	11%	113,216	12%	113,429	11%
Commercial properties	126,608	11%	111,852	12%	129,921	12%
Specialized – other	101,813	9%	69,827	7%	80,971	8%
Other commercial properties	27,739	3%	28,870	3%	40,270	4%
Subtotal commercial non-owner occupied	485,017	43%	433,031	45%	507,643	49%
Commercial owner occupied	513,126	46%	425,723	44%	446,259	43%
Multi-family properties	126,084	11%	107,224	11%	84,074	8%
Total commercial real estate secured	$1,124,227	100%	$965,978	100%	$1,037,976	100%
Our commercial real estate secured loans increased $158.2 million, or 16.4%, to $1.12 billion at December 31, 2013, as compared to $966.0 million at December 31, 2012. Approximately 89% of the total commercial real estate secured portfolio consists of loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties. Over the past few years we have focused on increasing the balances of our commercial owner occupied and multi-family properties.
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
Our residential construction and land loans increased slightly to $46.1 million at December 31, 2013, as compared to $45.9 million at December 31, 2012. Over the past several years we have intentionally reduced balances in this loan category. Commercial construction and land loans totaled $121.7 million at December 31, 2013 as compared to $103.7 million at December 31, 2012, an increase of $18.0 million, or 17.4%.

Our lease financing business offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases for U.S. middle market companies. We have a general equipment focus with limited specialization of equipment types.
The risk characteristics of equipment leases are similar to those of C&I loans and are largely influenced by general economic conditions, such as inflation, recessionary pressures, the rate of unemployment and other factors that affect the borrower's operations and the value of the underlying equipment. Our credit risk strategy emphasizes consistent underwriting standards and diversification by industry and customer size. In addition to credit risk, equipment leases may entail residual value risk. Residual values are thoroughly analyzed prior to entering into a lease and closely monitored during the term. Lease conditions also mitigate residual risk. Our approach places syndication at the front end of the sales process which enables market confirmation of our judgment as to structure, term, residual value and price; however, we have not syndicated any leases as of December 31, 2013. Our leasing business has a national focus which also diversifies our risk geographically.
Our lease receivables totaled $119.6 million (net of unearned discounts) at December 31, 2013 as compared to $45.5 million at December 31, 2012, an increase of $74.1 million or 162.9%.
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
Total consumer loans decreased $115.2 million, or 27.7%, to $301.4 million at December 31, 2013, compared to $416.6 million at December 31, 2012. This decrease was the result of certain mortgages originated by Cole Taylor Mortgage being transfered to loans held for sale and then sold in the secondary market.

The following table shows our maturity distribution of loans as of the dates indicated:

	December 31, 2013 (1)
	ONE YEAR OR LESS	OVER 1 YEAR THROUGH 5 YEARS		OVER 5 YEARS
		FIXED RATE	FLOATING OR ADJUSTABLE RATE	FIXED RATE	FLOATING OR ADJUSTABLE RATE	TOTAL
	(in thousands)
Commercial and industrial	$1,094,504	$129,168	$690,290	$18,409	$3,006	$1,935,377
Commercial real estate secured	325,537	173,127	582,688	4,266	38,609	1,124,227
Residential construction and land	29,959	1,233	14,887	—	—	46,079
Commercial construction and land	90,450	4,990	22,668	—	3,574	121,682
Lease receivables	30,346	86,105	—	3,182	—	119,633
Consumer loans	60,601	43,389	97,799	30,769	68,819	301,377
Total gross loans (excluding loans held for sale)	$1,631,397	$438,012	$1,408,332	$56,626	$114,008	$3,648,375

(1)	Maturities are based upon contractual dates.

Nonperforming Assets
The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$—	$—	$—	$55	$59
Nonaccrual loans:
Commercial and industrial	15,879	16,705	42,909	71,438	26,687
Commercial real estate secured	37,474	14,530	35,159	42,221	36,420
Residential construction and land	—	4,495	7,810	20,660	62,795
Commercial construction and land	22,550	15,220	5,279	12,734	4,245
Consumer loans	5,922	8,587	11,904	12,632	11,256
Total nonaccrual loans	81,825	59,537	103,061	159,685	141,403
Total nonperforming loans	81,825	59,537	103,061	159,740	141,462
OREO and repossessed assets	10,049	24,259	35,622	31,490	26,231
Total nonperforming assets	$91,874	$83,796	$138,683	$191,230	$167,693
Performing restructured loans not included in nonperforming assets	$20,736	$17,456	$14,176	$29,786	$1,196
Nonperforming loans to total loans	2.24%	1.88%	3.52%	5.63%	4.79%
Nonperforming assets to total loans plus OREO and repossessed assets	2.51%	2.62%	4.68%	6.67%	5.63%
Nonperforming assets to total assets	1.62%	1.44%	2.96%	4.26%	3.81%

The following table presents loans past due 30 to 89 days and still accruing interest as of the dates indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Loans contractually past due 30 through 89 days and still accruing interest	$5,189	$6,111	$7,409	$11,948	$13,206
30 – 89 days past due to total loans	0.14%	0.19%	0.25%	0.42%	0.45%

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
Commercial real estate secured nonaccrual loans are the largest category of nonaccrual loans at $37.5 million at December 31, 2013 and comprise approximately 46% of all nonaccrual loans. The largest increase in nonaccrual loans for the twelve months ended December 31, 2013 was $22.9 million, or 157.9%, in commercial real estate secured loans. The increase is due to downgrades in the portfolio.

Other real estate owned and repossessed assets
OREO and repossessed assets totaled $10.0 million at December 31, 2013, as compared to $24.3 million at December 31, 2012 and $35.6 million at December 31, 2011. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of period	$24,259	$35,622	$31,490
Transfers from loans	6,099	10,280	25,143
Dispositions	(15,657)	(16,623)	(15,836)
Additional impairment	(4,652)	(5,020)	(5,175)
Balance at end of period	$10,049	$24,259	$35,622
The level of OREO and repossessed assets decreased during the twelve months ended December 31, 2013. During the twelve months ended December 31, 2013, we transferred $6.1 million from loans into OREO and repossessed assets. The loans transferred consisted of $2.7 million from our commercial real estate secured portfolio, $1.8 million from our consumer portfolio, $1.2 million from our commercial construction and land portfolio and $410,000 from our C&I portfolio. During the twelve months ended December 31, 2013, we received net proceeds of $19.9 million on the sale of OREO that had a carrying value of $15.7 million. This resulted in a net gain of $4.2 million, which was included in nonperforming asset expense in noninterest expense. We also reduced the carrying value of certain OREO and repossessed assets by $4.7 million during the twelve months ended December 31, 2013 to reflect a decrease in the estimated fair value of those assets. This decrease was recorded as either additional nonperforming asset expense.
Impaired loans
At December 31, 2013, impaired loans totaled $96.5 million, compared to $70.3 million at December 31, 2012, and $108.5 million at December 31, 2011. The balance of impaired loans and the related allowance for loan losses for impaired loans is as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Impaired loans:
Commercial and industrial	$17,335	$18,241	$48,895
Commercial real estate secured	50,615	25,925	39,398
Residential construction and land	—	4,495	7,813
Commercial construction and land	22,550	15,220	6,791
Consumer	5,951	6,462	5,638
Total impaired loans	$96,451	$70,343	$108,535
Recorded balance of impaired loans:
With related allowance for loan losses	$46,400	$30,744	$71,512
With no related allowance for loan losses	50,051	39,599	37,023
Total impaired loans	$96,451	$70,343	$108,535
Allowance for losses on impaired loans:
Commercial and industrial	$8,555	$8,006	$23,292
Commercial real estate secured	3,265	1,121	7,540
Residential construction and land	—	—	1,181
Commercial construction and land	1,867	2,930	31
Total allowance for losses on impaired loans	$13,687	$12,057	$32,044
The increase in impaired loans during the twelve months ended December 31, 2013 primarily resulted from downgrades in our commercial real estate secured portfolio. The allowance for loan losses related to impaired loans increased during 2013 and totaled $13.7 million at December 31, 2013, as compared to $12.1 million at December 31, 2012 and $32.0 million at December 31, 2011. The percentage of allowance on impaired loans to total impaired loans decreased to 14.2% at December 31, 2013, compared to 17.1% at December 31, 2012. Commercial real estate secured loans comprised approximately 52% of all impaired loans and 24% of the allowance for loan losses on impaired loans at December 31, 2013.
Through an individual impairment analysis, we determined that at December 31, 2013, $46.4 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $13.7 million. We also held $50.1 million of impaired loans for which the individual analysis did not result in a measure of impairment and, therefore, no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. Because the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based on estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.
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
Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the current contractual repayment schedule for both interest and principal, as well as troubled debt restructurings. Unless modified in a troubled debt restructuring, certain homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At December 31, 2013, we held $20.7 million of loans classified as performing restructured loans (performing troubled debt restructurings) which includes commercial loans of $14.6 million and consumer loans of $6.1 million.
The balance of nonaccrual and impaired loans as of December 31, 2013 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$75,903	$75,903
Commercial loans on accrual but impaired	n/a	14,597
Consumer loans	5,922	5,951
	$81,825	$96,451
Potential problem loans
As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. At December 31, 2013, these potential problem loans totaled $24.4 million. Of these potential problem loans at December 31, 2013, $13.6 million were in our commercial real estate construction and land portfolio, $7.2 million were in our C&I portfolio and $3.6 million were in our residential construction and land loans. In comparison, potential problem loans at December 31, 2012 totaled $9.7 million. The potential problem loans at December 31, 2012 included $5.6 million of in our commercial real estate construction and land portfolio, $4.0 million of C&I loans and $60,000 of commercial construction and land loans. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.

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

We calculate the formula portion of the allowance by applying loss factors to categories of loans outstanding in the portfolio. The loans are categorized by loan type as C&I; commercial real estate secured; residential real estate construction; commercial real estate construction loans; residential real estate mortgage; commercial equipment finance loans and lease receivables; and consumer loans. Those categories are further segregated by risk classification (for commercial loans) and by delinquency status (for consumer loans). Each commercial, commercial real estate and real estate construction loan has a risk grade based on formal defined criteria. For consumer loans, we further categorize the loans into consumer loan product types; such as residential mortgage loans and home equity loans. Segregation of the loans into more discrete pools facilitates greater precision in matching historic and expected loan losses with the source of the loss. We adjust these pools from time to time, based on the changing composition of the loan portfolio, grouping loans with similar attributes and risk characteristics. We calculate actual historic loss rates based upon current and prior year's charge-off experience for each separate loan grouping identified. The historical loss rates are then weighted based on our evaluation of the duration of the economic cycle to arrive at a current expected loss rate. The 2013 allowance reflected the loss experience from the last four years, while the 2012 and 2011 allowance reflected loss experience from the prior three-year period. The current expected loss rates are adjusted, if deemed appropriate, for other relevant factors affecting the loan groupings, including changes in lending practices, trends in past due loans and industry, geographical, collateral and size concentrations. Finally, the resulting loss factors are multiplied by the current period loans outstanding to derive an estimated loss.

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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	For the year ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Average loans	$3,378,806	$2,993,200	$2,844,977	$2,940,778	$3,115,826
Loans at end of period	$3,648,375	$3,168,303	$2,928,299	$2,835,338	$2,953,475
Allowance for loan losses:
Allowance at beginning of period	$82,191	$103,744	$124,568	$106,185	$128,548
Charge-offs:
Commercial and industrial	(74)	(15,289)	(30,495)	(24,765)	(42,366)
Commercial real estate secured	(2,071)	(12,056)	(29,653)	(38,854)	(8,579)
Construction and land (residential and commercial)	(2,714)	(6,973)	(14,916)	(60,639)	(63,103)
Consumer	(1,890)	(3,340)	(4,217)	(4,637)	(2,112)
Total charge-offs	(6,749)	(37,658)	(79,281)	(128,895)	(116,160)
Recoveries:
Commercial and industrial	1,138	5,326	6,501	1,780	1,619
Commercial real estate secured	1,569	592	2,068	287	249
Construction and land (residential and commercial)	704	365	455	1,116	2,070
Consumer	611	272	175	968	248
Total recoveries	4,022	6,555	9,199	4,151	4,186
Total net charge-offs	(2,727)	(31,103)	(70,082)	(124,744)	(111,974)
Provision for loan losses	2,400	$9,550	$49,258	$143,127	$89,611
Allowance at end of period	$81,864	$82,191	$103,744	$124,568	$106,185
Annualized net charge-offs to average total loans	0.08%	1.04%	2.46%	4.24%	3.59%
Allowance to total loans at end of period (excluding loans held for sale)	2.24%	2.59%	3.54%	4.39%	3.60%
Allowance to nonperforming loans	100.05%	138.05%	100.66%	77.98%	75.06%

Our allowance for loan losses was $81.9 million at December 31, 2013, or 2.24% of end of period loans (excluding loans held for sale) and 100.05% of nonperforming loans. In comparison, at December 31, 2012, our allowance for loan losses was $82.2 million, or 2.59% of end of period loans (excluding loans held for sale) and 138.05% of nonperforming loans. Net charge-offs during the twelve months ended December 31, 2013 were $2.7 million, or 0.08% of average loans. In comparison, net charge-offs during the twelve months ended December 31, 2012 were $31.1 million, or 1.04% of average loans.

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

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans	Amount	Loan Category to Gross Loans
	(dollars in thousands)
Allocated:
Commercial and industrial	$37,733	52.9%	$35,946	50.2%	$51,389	48.7%	$61,499	47.6%	$34,736	42.8%
Commercial real estate secured	22,384	30.7%	20,542	30.4%	30,319	35.4%	31,421	39.5%	21,190	39.7%
Construction and land - residential	5,654	1.3%	6,642	1.4%	8,083	2.2%	15,246	3.7%	40,193	7.5%
Construction and land - commercial	7,562	3.3%	8,928	3.3%	6,978	3.4%	11,422	3.8%	3,265	4.8%
Lease receivables	718	3.6%	273	1.6%	—	—%	—	—%	—	—%
Consumer loans	7,813	8.2%	9,860	13.1%	6,975	10.3%	4,980	5.4%	4,767	5.2%
Unallocated	—		—		—		—		2,034
Total allowance for loan losses	$81,864	100.0%	$82,191	100.0%	$103,744	100.0%	$124,568	100.0%	$106,185	100.0%

Loans Held for Sale
At December 31, 2013, we held $473.9 million of loans classified as held for sale as compared to $938.4 million at December 31, 2012. The decrease in loans held for sale was due to the timing of loan sales and the lower level of mortgage loan originations in the fourth quarter of 2013 as compared to the fourth quarter of 2012. At December 31, 2013 and December 31, 2012, the held for sale portfolio consisted solely of mortgage loans originated by Cole Taylor Mortgage. Of the loans held for sale at December 31, 2013, $57.0 million had been transferred from the loan portfolio.
The aggregate, unpaid principal balance of the loans classified as held for sale was $466.2 million at December 31, 2013 and $901.3 million at December 31, 2012. An unrealized gain on these loans of $7.0 million at December 31, 2013 and $37.1 million at December 31, 2012 was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income.

Mortgage Servicing Rights
We sell residential mortgage loans originated by Cole Taylor Mortgage into the secondary market and retain servicing rights on most of the loans sold. Upon sale where MSRs are retained, a MSR asset is capitalized, which represents the fair value of future net cash flows expected to be realized for performing servicing activities. In addition to the MSRs resulting from the retention of servicing on loans originated by Cole Taylor Mortgage, we completed purchases of $48.4 million of MSRs in the twelve months ended December 31, 2013 and $32.4 million of MSRs in the twelve months ended December 31, 2012, which were recorded at the purchase price at the date of purchase and at fair value thereafter.
We elected to account for MSRs using the fair value option. The balance of the MSR asset was $216.1 million at December 31, 2013 and $78.9 million at December 31, 2012. The amount of residential mortgage loans serviced for others at December 31, 2013 was $18.50 billion and $8.53 billion at December 31, 2012.

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

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits:

	2013			2012			2011
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,167,199	30.8%	—%	$997,526	30.6%	—%	$650,679	21.5%	—%
Interest-bearing deposits:
Commercial interest checking	210,236	5.5%	0.48%	—	—%	—%	—	—%	—%
NOW accounts	646,191	17.1%	0.54%	389,430	12.0%	0.67%	258,324	8.5%	0.93%
Money market accounts	756,865	20.0%	0.38%	704,373	21.7%	0.52%	616,032	20.4%	0.70%
Brokered money market accounts	12,491	0.3%	0.29%	18,748	0.6%	0.33%	2,679	0.1%	0.29%
Savings deposits	40,693	1.1%	0.06%	39,570	1.2%	0.07%	38,424	1.3%	0.07%
Time deposits:
Certificates of deposit	534,956	14.1%	1.04%	599,722	18.4%	1.24%	765,314	25.3%	1.56%
Brokered certificates of deposit	208,608	5.5%	0.83%	291,987	9.0%	1.47%	445,831	14.7%	2.03%
CDARS time deposits	180,146	4.8%	0.35%	181,906	5.6%	0.44%	180,810	6.0%	0.64%
Public time deposits	29,429	0.8%	0.33%	29,860	0.9%	0.38%	66,230	2.2%	0.47%
Total time deposits	953,139	25.2%	0.84%	1,103,475	33.9%	1.14%	1,458,185	48.2%	1.54%
Total deposits	$3,786,814	100.0%		$3,253,122	100.0%		$3,024,323	100.0%

During 2013, average deposit balances increased $533.7 million, or 16.4%, to $3.79 billion from $3.25 billion during 2012. During 2012, average deposit balances increased $228.8 million, or 7.6%, to $3.25 billion from $3.02 billion during 2011. During 2013 and 2012, we continued to focus on increasing deposits from our core customers in order to reduce our reliance on more costly brokered funding.
Average noninterest-bearing deposit balances during 2013 increased $169.7 million, or 17.0%, to $1.17 billion, compared to $997.5 million during 2012. The increase in noninterest-bearing deposits was largely due to an increase in noninterest-bearing deposits in the commercial group due to deposits of several large customers and escrow deposits in the mortgage group related to growth in the mortgage servicing portfolio. Commercial interest checking accounts increased $210.2 million, NOW accounts increased by $256.8 million, or 65.9%, to $646.2 million and money market accounts increased by $52.5 million, or 7.5%, to $756.9 million. Total average time deposits decreased $150.3 million, or 13.6%, to $953.1 million during 2013 compared to $1.10 billion during 2012. During 2013, we decreased our brokered CDs by $83.4 million, or 28.6%, and our CDs by $64.8 million. These variances reflect actions taken to shift balances from more costly time deposits to other types of interest-bearing deposits.
Average noninterest-bearing deposit balances during 2012 increased $346.8 million, or 53.3%, to $997.5 million, compared to $650.7 million during 2011. The increase in noninterest-bearing deposits was largely due to an increase in consumer checking accounts resulting from a new relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry which was subsequently terminated in 2013. Total average time deposits decreased $354.7 million, or 24.3%, to $1.10 billion during 2012 compared to $1.46 billion during 2011. During 2012, we decreased our brokered CDs by $153.8 million, as compared to 2011 and our CDs by $165.6 million. In addition, between the two periods, NOW accounts increased by $131.1 million and money market accounts increased by $88.3 million as a result of our efforts to shift balances from more costly time deposits to other types of interest-bearing deposits.

The following table sets forth the period end balances of total deposits at December 31, 2013, December 31, 2012 and December 31, 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Noninterest-bearing deposits	$1,048,946	$1,179,724	$802,480
Interest-bearing deposits
Commercial interest checking	377,631	—	—
NOW accounts	566,269	573,133	324,877
Savings accounts	40,357	39,915	38,370
Money market accounts	698,302	744,791	657,500
Brokered money market deposits	51,124	27,840	—
Certificates of deposit	472,222	561,998	694,712
Brokered certificates of deposit	203,715	199,604	407,068
CDARS time deposits	142,835	186,187	144,118
Public time deposits	49,582	15,150	54,086
Total interest-bearing deposits	2,602,037	2,348,618	2,320,731
Total deposits	$3,650,983	$3,528,342	$3,123,211

Total period end deposit balances increased $122.6 million, or 3.5%, to $3.65 billion at December 31, 2013, compared to $3.53 billion at December 31, 2012. Of these deposits, commercial interest checking accounts increased $377.6 million, brokered money market deposits increased $23.3 million, or 83.8% and brokered certificates of deposit increased $4.1 million, or 2.1%. During the same period, noninterest-bearing deposits decreased by $130.8 million, or 11.1%, primarily due to a decrease in consumer checking accounts related to the termination of our relationship with an organization that provides electronic financial disbursements and payment services to the higher education industry. Certificates of deposit balances decreased $89.8 million, or 16.0%, NOW accounts decreased by $6.9 million, or 1.2%, and money market accounts decreased by $46.5 million, or 6.2%. These variances reflect actions taken to shift balances from more costly time deposits to other types of interest bearing deposits. We continued to offer CDARS time deposits to our customers although these deposits decreased $43.4 million, or 23.3%.

Our total deposits were $3.53 billion at December 31, 2012 as compared to $3.12 billion at December 31, 2011. Of these deposits, noninterest-bearing deposits increased by $377.2 million, or 47.0%, NOW accounts increased by $248.3 million, or 76.4%, and money market accounts increased by $87.3 million, or 13.3%. During the same period, customer certificates of deposit balances decreased $132.7 million, or 19.1%, brokered certificates of deposit decreased $207.5 million, or 51.0%, and CDARS deposits decreased by $42.1 million, or 29.2% .

Time deposits in denominations of $100,000 or more, including public funds deposits, totaled $439.9 million at December 31, 2013. The following table sets forth the amounts and maturities of time deposits of $100,000 or more at December 31, 2013:

December 31, 2013
(in thousands)
3 months or less	$214,719
Between 3 months and 6 months	65,207
Between 6 months and 12 months	79,662
Over 12 months	80,290
Total	$439,878

The Dodd-Frank Act required that all financial institutions provide full deposit insurance on all noninterest-bearing transaction accounts through December 31, 2012. On January 1, 2013 the deposit insurance per depositor reverted to the standard maximum amount of $250,000.

In addition to CDs from our local market customers, we used other sources of time deposits to help fund our liquidity and funding needs. We use the CDARS network to allow us to accommodate depositors with large cash balances to seek full deposit insurance protection, by placing these funds in CDs issued by other banks in the network.  Through a matching system, we receive funds back for CDs that we issue for other banks in the network, thus allowing us to retain the full amount of the original deposit. At December 31, 2013, we had $142.8 million of deposits in the CDARS reciprocal program, as compared to $186.2 million at December 31, 2012 and $144.1 million at December 31, 2011.

We also issue brokered CDs to support our asset growth. The balance of our brokered CDs was $203.7 million at December 31, 2013, compared to $199.6 million at December 31, 2012. Total brokered money market balances increased in 2013 to $51.1 million at December 31, 2013 compared to $27.8 million at December 31, 2012.

At December 31, 2013 and 2012, the scheduled maturities of brokered CDs were as follows:

	2013	2012
	(in thousands)
Within one year	$127,646	$53,920
After one year but within two years	33,001	37,808
After two years but within three years	35,596	27,975
After three years	5,000	75,162
Subtotal	201,243	194,865
Unamortized fair value adjustment	2,838	5,790
Unamortized broker placement fees and other discounts	(366)	(1,051)
Total	$203,715	$199,604

Brokered CDs are carried net of the related broker placement fees and other discounts, are amortized to the maturity date of the related brokered CDs and included in deposit interest expense.

Short-term Borrowings
Short-term borrowings include customer repurchase agreements, federal funds purchased and short-term FHLB advances, which consist of borrowings from the FHLBC. Short-term borrowings decreased $84.7 million to $1.38 billion at December 31, 2013, as compared to $1.46 billion at December 31, 2012. Most of this decrease was the result of a $67.3 million decrease in federal funds purchased. The decrease in short-term borrowings is a result of a decrease in the Company's assets, primarily loans held for sale.

The following table shows categories of short-term borrowings having average balances during the period greater than 30% of stockholders’ equity at year-end. During the current reporting period, FHLB advances was the only category meeting this standard.

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Federal Home Loan Bank short-term advances:
Balance at year end	$1,265,000	$1,265,000	$675,000
Weighted average interest rate at year end	0.11%	0.12%	0.09%
Maximum amount outstanding (1)	$1,360,000	$1,265,000	$800,000
Average amount outstanding during the year	$1,168,093	$907,449	$527,584
Daily average interest rate during the year	0.13%	0.14%	0.20%
 (1) Based on amount outstanding at month end during each year.

At December 31, 2013, subject to available collateral, the Bank had total pre-approved overnight federal funds borrowings of $558.5 million. At December 31, 2012, subject to available collateral, the Bank had total pre-approved overnight federal funds borrowings of $213.5 million.

At December 31, 2013 all borrowings from the FHLBC were collateralized by $887.1 million of investment securities and a blanket lien on $702.0 million of qualified first-mortgage residential, multi-family, home equity and commercial real estate loans. Based on the value of collateral pledged, we had additional borrowing capacity of $34.1 million at December 31, 2013. At December 31, 2012, we maintained collateral of $530.3 million of investment securities and a blanket lien on $920.1 million on qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $57.1 million.
At December 31, 2013 and December 31, 2012, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $850 million.
We participate in the FRB’s Borrower In Custody (“BIC”) program. At December 31, 2013, the Bank pledged $520.4 million of commercial loans as collateral and had available $440.9 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $521.2 million of commercial loans as collateral and had available $441.8 million of borrowing capacity under the BIC program at December 31, 2012. There were no borrowings under the BIC program at either December 31, 2013 or December 31, 2012.

For additional details on the short-term borrowings, see “Notes to Consolidated Financial Statements, Note 9—Borrowings” from our audited financial statements contained elsewhere in this report.
Junior Subordinated Debentures

At December 31, 2013 and December 31, 2012, we had $86.6 million of junior subordinated debentures outstanding, $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. Each of the trusts is a wholly-owned statutory trust formed for the purpose of issuing trust preferred securities. Each of the trusts used proceeds from the sale of its trust preferred securities, along with proceeds it received from the purchase of its common equity securities, to invest in the junior subordinated debentures issued by us. We report a liability for the total balance of the junior subordinated debentures issued to the trusts. The equity investments in the trusts of $2.6 million at December 31, 2013 and at December 31, 2012 are recorded in other assets on our Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on our Consolidated Statements of Income.

For TAYC Capital Trust I, interest on both the trust preferred securities and junior subordinated debentures is payable quarterly at a rate of 9.75% per year. The interest rate on both the trust preferred securities and the junior subordinated debentures related to TAYC Capital Trust II equals the three-month LIBOR plus 2.68% and re-prices quarterly. The interest rates were 2.92% and 2.99% at December 31, 2013 and December 31, 2012, respectively. Each of these trust preferred securities are currently callable, at our option. Unamortized issuance costs would be recognized as an expense if the debentures were called. Total unamortized issuance costs related to both trusts totaled $2.3 million on December 31, 2013.

Our obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by us of the obligations of each of the trusts under the respective trust preferred securities.

Subordinated Notes
The following table describes the subordinated notes outstanding at December 31, 2013 and December 31, 2012. The discount was being amortized as additional interest expense on the subordinated notes over the remaining contractual life of the notes.

	December 31, 2013	December 31, 2012
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$—	$33,938
Unamortized discount	—	(3,737)
8% subordinated notes issued October 2010, due May 28, 2020	—	3,562
Unamortized discount	—	(397)
Taylor Capital Group subordinated notes, net	—	33,366
Cole Taylor Bank:
10% subordinated notes issued September 2008, due Sept. 29, 2016	—	—
Unamortized discount	—	—
Cole Taylor Bank subordinated notes, net	—	—
Total subordinated notes, net	$—	$33,366

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

In May 2010, we issued $33.9 million principal amount of ten year, 8% subordinated notes, pre-payable at our option after two years. As part of the issuance of these notes, a warrant to purchase 25 shares of our common stock at an exercise price of $12.28 per share was issued for every $1,000 in principal amount of the subordinated notes. The warrants represented an aggregate of 848,450 shares of common stock and were scheduled to expire on May 28, 2015. As a result of anti-dilution adjustments and exercises, the aggregate number of common shares available to purchase under warrants was 728,034 as of December 31, 2012 at a reduced exercise price of $12.15 per share of common stock.

In October 2010, we issued $3.6 million principal amount of our 8% subordinated notes with a scheduled maturity of May 28, 2020 and pre-payable at our option. As part of the issuance of this note, a warrant to purchase 25 shares of our common stock at an exercise price of $12.28 per share was issued for every $1,000 in principal amount of the subordinated notes. The warrants represented an aggregate of 89,050 shares of common stock and were scheduled to expire on May 28, 2015. As a result of anti-dilution adjustments, the aggregate number of common shares available to purchase under warrants was 90,002 as of December 31, 2012 at a reduced exercise price of $12.15 per share of common stock.

In June 2013, we prepaid in full the outstanding $37.5 million principal amount of our 8% subordinated notes together with accrued interest, plus a prepayment premium equal to 1.5% of the principal of the notes. The aggregate amount of funds required to prepay the notes was $37.5 million principal amount and approximately $604,000 of accrued interest and prepayment premium. In 2013, we incurred $5.4 million of early extinguishment of debt expense associated with the unamortized discount, unamortized original issuance costs of the notes and the prepayment premium. Also in June 2013, we exercised our option to convert all of the then outstanding stock warrants associated with the 8% subordinated notes into shares of common stock, on a cashless basis, according to the terms of the warrants.

Common Stock

In December 2011, our 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series C ("Series C Preferred") was converted into an aggregate of 3,517,887 shares of common stock. A portion of our 8% Non-Cumulative Nonvoting Contingent Convertible Preferred Stock, Series F (" Series F Preferred") was converted into an aggregate of 2,280,000 shares of common stock in March 2011 with the remaining portion converted to shares of Nonvoting Convertible Preferred Stock, Series G ("Series G Preferred") as described below. Dividends paid on Series C Preferred in 2011 were paid as an aggregate of 235,869 shares of common stock. In December 2011, we completed a rights offering involving the distribution, at no charge, to holders of common stock, Series C Preferred, Nonvoting Convertible Preferred Stock, Series D ("Series D Preferred"), 8% Nonvoting Non-Cumulative Convertible Perpetual Preferred Stock, Series E ("Series E Preferred"), Nonvoting Convertible Preferred Stock, Series G ("Series G Preferred") and certain warrants of nontransferable subscription rights to purchase up to a total of 4.4 million shares of common stock. This rights offering was fully subscribed at the expiration, with gross proceeds of $35.0 million.

The warrant issued to the U.S. Treasury in connection with the issuance of Series B Preferred was repurchased in July 2012 at a cash price of $9.8 million and was canceled. In addition, all warrants related to the issuance by the Bank of $60.0 million 10% subordinated notes in September 2008 and all warrants related to the issuance by the Company of $37.5 million 8% subordinated notes in May and October 2010 have been exercised through a cashless conversion or election by shareholders. A warrant for the purchase of 505,479 shares of common stock was exercisable at December 31, 2013. Per the terms of the merger agreement with MB Financial, this warrant will be canceled in exchange for a cash payment at the time of the merger. For additional details on our warrants to purchase common stock, see “Notes to Consolidated Financial Statements—Note 12—Stockholders’ Equity” from our consolidated financial statements contained elsewhere in this report.

We did not declare or pay any common stock dividends in 2013 or 2012. We have agreed, consistent with past practice, to continue to provide our regulators notice before the payment of dividends. The Bank is also subject to dividend restrictions set forth by regulatory authorities. Under the terms of the junior subordinated debentures issued in connection with our trust preferred securities, any deferral of the payment of interest or dividends results in a defined restriction in the payment of common dividends. The terms of each of the outstanding series of preferred stock also place restrictions on the payment of common stock dividends if the dividend payment requirements of such series of preferred stock have not been paid.

Preferred Stock

In November 2012, we issued 4.0 million shares of Series A Preferred in a public offering. The transaction raised $96.5 million of capital, net of issuance costs. The Series A Preferred pays non-cumulative dividends on the liquidation preference amount of $25 per share at an annual rate of 8.0% when and if declared by our board of directors. Holders of the Series A Preferred do not have voting rights, except with respect to authorizing or increasing senior stock, certain changes in terms of the Series A Preferred, the election of two directors in connection with the failure to make dividend payments and as otherwise required by applicable law. Dividends of $9.9 million were declared on the Series A Preferred in 2013 with dividends paid of $7.7 million in 2013. No dividends were declared or paid on the Series A Preferred in 2012.

In November 2008, we sold shares of Series B Preferred to the U.S. Treasury under the CPP for gross proceeds of $104.8 million. Holders of the Series B Preferred were entitled to receive dividends at an annual rate of 5% for the first five years and 9% thereafter. Dividends on the Series B Preferred were cumulative. In connection with the Series B Preferred, we also issued a ten-year warrant for the U.S. Treasury to purchase 1,462,647 shares of our common stock at an exercise price of $10.75 per share. As a result of the issuance of subscription rights in our rights offering in November 2011, this warrant was adjusted so that the number of shares that could be purchased under the warrant increased to 1,510,418 and the exercise price decreased to $10.41.

In June 2012, the U.S. Treasury completed the public offer and resale of all 104,823 shares of the Series B Preferred, at a public offering price of $893.50 per share. The public offering price and the allocation of the Series B Preferred in the offering were determined through an auction process that was managed by the underwriters of the offering. We did not submit any bids in the auction or repurchase any of the Series B Preferred at that time and did not receive any proceeds from U.S. Treasury’s resale of the Series B Preferred. The Series B Preferred remained outstanding following U.S. Treasury’s auction, and was held by the purchasers in the auction (or by their transferees if any shares have been further resold since the closing of the auction).

In the last half of 2013, the Company repurchased or redeemed all shares of the Series B Preferred through a series of privately negotiated transactions and redemptions. The total aggregate price for these repurchases/redemptions was $104.8 million, which equaled 100% of the face liquidation amount of the shares, plus accrued but unpaid dividends. At December 31, 2013, there were no shares of the Series B Preferred outstanding as we had returned the entire amount invested in full along with all scheduled dividend payments at 5%. In addition, the warrant issued to the U.S. Treasury in connection with the issuance of Series B Preferred was repurchased in July 2012 at a cash price of $9.8 million and was canceled. At December 31, 2012, the recorded balance of the Series B Preferred totaled $103.8 million, which was equal to the liquidation amount, net of $1.7 million of unamortized discount plus accumulated but undeclared dividends of $670,000. The discount consisted primarily of the fair value allocated to the CPP Warrant and was reported as an addition to surplus in the equity portion of the Consolidated Balance Sheets. The discount was being accreted as a noncash dividend on the Series B Preferred, and the discount accretion was $1.0 million and $1.8 million during 2013 and 2012, respectively. The discount accretion decreased the net income applicable to common stockholders and the net income per common share during 2013 and 2012. We declared and paid dividends net of discounts accumulated on the Series B Preferred in the amount of $5.0 million in 2013 and $5.2 million in 2012.

In December 2011, we completed a conversion in which of all of our outstanding shares of Series C Preferred were converted into 3,517,887 shares of common stock that included 919,249 shares issued in accordance with the amended terms of the Series C Preferred, which were in addition to the number of shares to be issued upon such a conversion according to its original terms. The $8.9 million value attributed to the additional shares was considered an implied noncash dividend to holders of the Series C Preferred in 2011 and resulted in no net impact to total stockholders’ equity. This noncash dividend was a deduction in arriving at net income applicable to common stockholders on the Consolidated Statement of Income for the year ended December 31, 2011 and was considered in the determination of basic and diluted income per common share. Excluding the implied noncash dividend, the dividends declared and paid on the Series C Preferred for the year ended December 31, 2011 totaled $1.9 million and were paid in 235,855 shares of common stock.

In October 2010, we issued a total of 405,330 shares of Series D Preferred, in exchange for 405,330 shares of common stock held by certain investors. The terms of the Series D Preferred were such that it was considered a common stock equivalent but the Series D Preferred holders were not entitled to vote on any matter presented to the stockholders of the Company unless required by law. In March 2011, we issued 1,000,000 shares of Series F Preferred in a private placement. Also in March 2011, we authorized the designation for issuance of 1,350,000 shares of Series G Preferred which, like the Series D Preferred, was a common stock equivalent. After stockholder approval was obtained at a special meeting of the stockholders’ held on March 29, 2011, the shares of Series F Preferred were converted into an aggregate of 2,280,000 shares of common stock and, in the case of shares held by Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. (collectively, the “Prairie Funds”), 220,000 shares of Series G Preferred, in each case at a conversion price of $10.00 per share.

In March 2012, we entered into an Exchange Agreement with the Prairie Funds to simplify our capital structure through the consolidation of all outstanding shares of Series D Preferred and Series G Preferred into a single newly-created series of preferred stock with substantially identical terms. We agreed to issue to each of the Prairie Funds, and each of the Prairie Funds agreed to acquire from us, one share of our newly-created Nonvoting Convertible Preferred Stock ("Nonvoting Preferred") in exchange for each share of Series D Preferred and Series G Preferred held by the Prairie Funds (the “Exchange Transaction”). The Series D Preferred, Series G Preferred and Nonvoting Preferred are each nonvoting common stock equivalents having substantially identical terms as one another.
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

In December 2011, we completed a conversion in which of all of our outstanding Series E Preferred were converted into 616,020 shares of Series G Preferred that included 160,972 shares issued in accordance with the amended terms of the Series E Preferred, which were in addition to the numbers of shares to be issued upon such a conversion according to its original terms. The $1.6 million value attributed to the additional shares was considered an implied noncash dividend to holders of the Series E Preferred and resulted in no net impact to total stockholders’ equity. This implied noncash dividend was a deduction in arriving at net income applicable to common stockholders on the Consolidated Statement of Income for the year ended December 31, 2011 and was considered in the determination of basic and diluted income per common share. Excluding the implied noncash dividend, the dividends declared and paid on the Series E Preferred for the year ended December 31, 2011 totaled $335,000 and were paid in 41,324 shares of Series G Preferred.

For additional details on our preferred stock, see “Notes to Consolidated Financial Statements—Note 12—Stockholders’ Equity” from our consolidated financial statements contained elsewhere in this report.

Capital Resources

We monitor compliance with bank regulatory capital requirements, focusing primarily on the risk-based capital guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent on the amount and composition of assets recorded on the balance sheet and the amount and composition of off-balance-sheet items, in addition to the level of capital. Generally, Tier 1 Capital includes common stockholders’ equity, noncumulative perpetual preferred stock and trust preferred securities (up to certain limits). Bank regulators, however, also specifically approved the Series B Preferred for inclusion in Tier 1 Capital while it was outstanding in spite of its cumulative dividend feature. Tier 1 Capital is adjusted to exclude a portion of the net deferred tax asset and the MSR asset. Total Capital represents Tier 1 Capital plus a portion of the allowance for loan loss (up to certain limits), subordinated debt and the portion of the trust preferred securities not includable in Tier 1 Capital.

At December 31, 2013, December 31, 2012 and December 31, 2011, both the Company and the Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of December 31, 2013
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$591,908	12.65%	>$374,262	>8.00%	>$467,828	>10.00%
Cole Taylor Bank	554,242	11.90%	>372,689	>8.00%	>465,861	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	533,123	11.40%	>$187,131	>4.00%	>$280,697	>6.00%
Cole Taylor Bank	495,699	10.64%	>186,344	>4.00%	>279,517	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	533,123	9.18%	>$232,249	>4.00%	>$290,311	>5.00%
Cole Taylor Bank	495,699	8.57%	>231,366	>4.00%	>289,208	>5.00%
As of December 31, 2012
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$685,998	16.27%	>$337,408	>8.00%	>$421,761	>10.00%
Cole Taylor Bank	548,513	13.05%	>336,172	>8.00%	>420,215	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	599,504	14.21%	>$168,704	>4.00%	>$253,056	>6.00%
Cole Taylor Bank	495,575	11.79%	>168,086	>4.00%	>252,129	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	599,504	11.14%	>$215,267	>4.00%	>$269,084	>5.00%
Cole Taylor Bank	495,575	9.24%	>214,436	>4.00%	>268,045	>5.00%
As of December 31, 2011
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$517,706	14.72%	>$281,366	>8.00%	>$351,708	>10.00%
Cole Taylor Bank	471,615	13.42%	>281,220	>8.00%	>351,526	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	394,630	11.22%	>$140,683	>4.00%	>$211,025	>6.00%
Cole Taylor Bank	381,563	10.85%	>140,610	>4.00%	>210,915	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	394,630	8.84%	>$178,661	>4.00%	>$223,327	>5.00%
Cole Taylor Bank	381,563	8.53%	>178,946	>4.00%	>223,683	>5.00%
All of our capital ratios decreased from December 31, 2012 to December 31, 2013, primarily due to the repurchase of Series B Preferred completed in 2013 and growth in average assets which outpaced the growth in capital. The Total Capital to Risk Weighted Assets ratio also declined due to the early repayment of our $37.5 million of 8% subordinated notes. These transactions are described in Note 11 - "Subordinated Notes" and Note 12 - "Stockholders' Equity" of the Notes to the Consolidated Financial Statements.
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

LIQUIDITY

In addition to the normal influx of liquidity from in-market deposits and repayments and maturities of loans and investments, the Bank uses brokered deposits, borrowings from the FHLB and FRB, broker/dealer repurchase agreements and federal funds purchased to meet its liquidity needs. During 2013, we worked to improve our liquidity position by increasing funding from core customers which allowed us to reduce our reliance on brokered deposits. We also used available collateral to take advantage of attractively priced short-term funding provided by the FHLB.

We manage the risks associated with this reliance on wholesale funding sources by maintaining adequate alternate sources of funding and excess collateral available for immediate use. At December 31, 2013, subject to available collateral, we had total pre-approved overnight federal funds borrowing lines and repurchase agreement lines of $558.5 million and $850.0 million, respectively. In addition, the Bank is able to borrow from the FRB under the BIC Program. At December 31, 2013, the Bank maintained $520.4 million of commercial loans as collateral at the FRB with a lendable value of approximately $440.9 million. The Bank also has pledged $887.1 million of investment securities and $702.0 million of qualified first-mortgage residential, home equity and commercial real estate loans at the FHLB and had a total borrowing capacity of $34.1 million at December 31, 2013. The Bank has further increased its ability to purchase federal funds by cultivating relationships with a growing group of correspondent banking customers who may sell federal funds to the Bank in order to manage their excess liquidity.

Our total assets decreased to $5.69 billion at December 31, 2013 from $5.80 billion at December 31, 2012. During 2013, our investment securities portfolio decreased by $147.0 million, or 11.6%. During 2013, the mix of our funding liabilities changed. Total deposits increased by $122.6 million, or 3.5%, and short-term borrowings decreased by $84.7 million, or 5.8%.

During 2013, cash provided by operating activities was $675.2 million, compared to cash used in operating activities of $655.7 million in 2012 and cash provided by operating activities of $140.7 million in 2011. The increase in net cash provided by operating activities in 2013 was due to an increase in cash proceeds from sales of loans of $2.66 billion, partially offset by an increase in loans originated for sale of $1.37 billion. The change from 2011 to 2012 was caused by an increase in loans originated for sale of $3.27 billion, partially offset by an increase in cash proceeds from sales of loans of $2.51 billion.

Net outflows from investing activities totaled $636.5 million during 2013, compared to net outflows of $274.3 million during 2012. Our net outflow during 2013 was largely due to a net increase in loans of $652.5 million, the purchase of $364.9 million of available for sale investment securities, the purchase of $128.5 million of held to maturity securities and the purchase of $127.7 million of FHLB and FRB stock. This outflow was partially offset by proceeds from sales of available for sale securities of $372.4 million, proceeds from redemption of FHLB and FRB stock of $138.0 million and proceeds from principal payments and maturities of available for sale securities of $135.3 million. In comparison, the outflow from investing activities in 2012 was largely due to the purchase of $346.4 million of available for sale investment securities, a $279.7 million net increase in loans and the purchase of $117.5 million of held to maturity securities. This outflow was partly offset by proceeds from sales of available for sale securities of $262.9 million and proceeds from principal payments and maturities of available for sale securities of $190.9 million. Net outflows from investing activities totaled $143.2 million during 2011, primarily due to the purchase of $207.4 million of available for sale investment securities and a $178.2 million net increase in loans. This outflow was partially offset by proceeds from principal payments and maturities of available for sale securities of $118.3 million and $130.6 million in proceeds from sales of available for sale securities.

During 2013, we had net outflows from financing activities of $114.3 million, compared to net inflows of $975.2 million during 2012. The net outflows in 2013 was primarily attributable to the $104.8 million repurchase of Series B Preferred, a net decrease in short-term borrowings of $84.7 million and the $37.5 million repayment of subordinated notes. These outflows were partially offset by the net increase in deposits of $125.3 million. During 2012, the net inflows were primarily attributable to the net increase in short-term borrowings of $694.9 million, the net increase in deposits of $406.2 million and $96.5 million from the issuance of preferred stock. These inflows were offset by $147.5 million repayments of long-term borrowings and $60.0 million repayment of subordinated notes. During 2011, the net inflows were primarily attributable to the increase of

$218.5 million of short-term borrowings, an increase in deposits of $91.0 million, net proceeds from the issuance of common stock of $33.8 million and the net proceeds from the issuance of preferred stock of $24.4 million. These inflows were partially offset by $338.8 million repayments of long-term borrowings.

Holding Company Liquidity

Historically, the primary source of the Company's funds has been dividends received from the Bank. In 2013, the Bank declared and paid $64.0 million in dividends to the Company. The Bank did not declare or pay any dividends to the Company in 2012. The Bank is subject to dividend restrictions set forth by regulatory authorities, under which the Bank may not, without prior approval of regulatory authorities, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. The Bank has agreed, consistent with past practice, to provide its regulators notice before the payment of dividends to the Company.

At December 31, 2013, the Company had cash of $21.8 million for general and other corporate purposes and to support future growth. The primary source of cash at the holding company in 2013 was from the $64.0 million dividends paid from the Bank. During 2013, cash outflows at the Company included $104.8 million for the repurchase and redemption of the Series B Preferred, $38.1 million for the prepayment of the Company's 8% subordinated notes, $12.9 million of cash dividend payments on the preferred stock issuances, and general operating expenses. Cash outflows in 2014 are expected to include dividends for the Series A Preferred that was issued in November 2012 to the extent that the board of directors of the Company declares and pays the full quarterly dividends.
Off-Balance Sheet Arrangements

Off-balance sheet arrangements include commitments to extend credit and financial guarantees. Commitments to extend credit and financial guarantees are used to meet the financial needs of our customers. We had commitments to extend credit of $1.01 billion at December 31, 2013 and $866.2 million at December 31, 2012. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many customers do not utilize the total approved commitment amounts, and, therefore, the total commitment amounts do not usually represent future cash requirements.

We had $66.3 million of financial and performance standby letters of credit at December 31, 2013 and $77.7 million at December 31, 2012. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by us to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees generally range from less than one year to five years. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. We expect most of these letters of credit to expire undrawn, and we expect no significant loss from our obligation under financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At December 31, 2013, we had a liability for $1.5 million for unfunded loan commitments and commitments under standby letters of credit for which we believed funding and loss were probable, compared to $3.6 million at December 31, 2012.

The following table shows as of December 31, 2013 the loan commitments and financial guarantees by maturity date.

	December 31, 2013
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Commitments to extend credit:
Commercial	$355,617	$499,471	$117,780	$14,827	$987,695
Consumer	5,277	8,528	9,308	1,373	24,486
Financial guarantees:
Financial standby letters of credit	40,466	15,030	5,776	1,803	63,075
Performance standby letters of credit	2,330	871	30	—	3,231

The following table shows, as of December 31, 2013, our contractual obligations and commitments to make future payments under contracts, debt and lease agreements and maturing time deposits.

	December 31, 2013
	Within One Year	One to Three Years	Four to Five Years	After Five Years	Total
	(in thousands)
Short-term borrowings (1)	$1,378,327	$—	$—	$—	$1,378,327
Junior subordinated debentures (1)	—	—	—	86,607	86,607
Time deposits (1)	647,307	180,197	40,791	59	868,354
Operating leases	8,059	11,725	9,937	8,053	37,774
Total	$2,033,693	$191,922	$50,728	$94,719	$2,371,062

(1)	Principal only, does not include interest.
Derivative Financial Instruments
We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. We have used interest rate exchange agreements, or swaps, interest rate exchange swap options, or swaptions, callable swaps, agreements to purchase mortgage-backed securities, or mortgage TBAs, for which it does not intend to take delivery, and interest rate floors, collars and corridors to manage the interest rate risk associated with its commercial loan portfolio, held for sale loans, brokered CDs, cash flows related to FHLB advances, junior subordinated borrowings, repurchase agreements and mortgage servicing associated with Cole Taylor Mortgage. We also have interest rate lock commitments and forward loan commitments associated with Cole Taylor Mortgage that are considered derivatives. Periodically, we will sell options to a bank or dealer for the right to purchase certain securities held within the Bank’s investment portfolios (covered call options).
The following tables describe the derivative instruments outstanding at the dates indicated:

	December 31, 2013
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.21%	1.4 yrs	$2,815
Total fair value hedging derivative instruments	106,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	11.5 yrs	2,084
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	126,920
Non-hedging derivative instruments:
Customer interest rate swap —pay fixed/receive variable	459,878	Pay 2.27% Receive 0.17%	3.8 yrs	(13,051)
Customer interest rate swap —receive fixed/pay variable	459,878	Receive 2.27% Pay 0.17%	3.8 yrs	12,969
Interest rate swaps—mortgage servicing rights	470,000	Receive 1.55% Pay 0.23%	6.4 yrs	(11,703)
Mortgage TBAs	85,000	n/a	0.1 yrs	(1,419)
Interest rate lock commitments	449,333	n/a	0.1 yrs	498
Forward loan sale commitments	680,000	n/a	0.1 yrs	7,760
Total non-hedging derivative instruments	2,604,089
Total derivative instruments	$2,731,009

	December 31, 2012
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.29%	2.4 yrs	$4,854
Callable brokered CD interest rate swaps—pay variable/receive fixed	30,000	Receive 3.43% Pay (0.04)%	12.1 yrs	415
Total fair value hedging derivative instruments	136,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	12.5 yrs	(53)
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	156,920
Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	387,171	Pay 2.54% Receive 0.26%	3.2 yrs	(19,640)
Customer interest rate swap—receive fixed/pay variable	387,171	Receive 2.54% Pay 0.26%	3.2 yrs	18,999
Interest rate swaps – mortgage servicing rights	192,500	Receive 1.62% Pay 0.27%	7.8 yrs	3,786
Interest rate lock commitments	1,097,825	n/a	0.1 yrs	15,318
Forward loan sale commitments	1,501,495	n/a	0.1 yrs	(985)
Total non-hedging derivative instruments	3,566,162
Total derivative instruments	$3,723,082
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
We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. These derivative financial instruments are interest rate swaps and are not designated as hedges. We had offsetting interest rate swaps with other counterparties in which we agreed to receive a variable interest rate and pay a fixed interest rate. The non-hedging derivatives are recorded at their fair value on the Consolidated Balances Sheets in other assets (related to customer transactions) or other liabilities (offsetting swaps) with changes in fair value recorded in noninterest income on the Consolidated Statements of Income.

In the normal course of its business, Cole Taylor Mortgage uses interest rate swaps, interest rate swaptions, mortgage TBAs, interest rate lock commitments and forward loan sale commitments as derivative instruments to hedge the risk associated with interest rate volatility. The instruments qualify as non-hedging derivatives.
Interest rate swaps are used in order to lessen the price volatility of the MSRs. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income on the Consolidated Statements of Income.
In order to further lessen the price volatility of the MSRs, we may enter into interest rate swaptions. These derivatives allow us or our counterparty to the transaction the future option of entering into an interest rate swap at a specific rate for a specified duration. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income on the Consolidated Statements of Income.
Another derivative we use to lessen the price volatility of the MSR asset is the mortgage TBA, which is a forward commitment to buy to-be-announced securities for which we do not intend to take delivery and will enter into an offsetting position before physical delivery. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded on the Consolidated Statements of Income in mortgage banking revenue in noninterest income.
We enter into interest rate lock commitments for originated residential mortgage loans. We then use forward loan sale commitments to sell originated residential mortgage loans to offset the interest rate risk of the rate lock commitments, as well as mortgage loans held for sale. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets or other liabilities with changes in fair value recorded in mortgage banking revenue in noninterest income on the Consolidated Statements of Income.
We enter into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. Any premiums related to covered call options are recognized in noninterest income. There were no covered call options outstanding as of December 31, 2013.

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
Our primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, a parallel interest rate rising or declining ramp, and uses the balances, rates, maturities and repricing characteristics of all of our existing assets and liabilities, including derivative instruments. These models are built with the sole objective of measuring the volatility of the embedded interest rate risk as of the balance sheet date and, as such, do not provide for growth or changes in balance sheet composition. The model computes projected net interest income assuming market rates remain unchanged and then compares those results to other interest rate scenarios with changes in the magnitude, timing, and relationship between various interest rates. The impact of embedded options in products, such as callable agencies and mortgage-backed securities, real estate mortgage loans and callable borrowings, are also considered. Changes in net interest income in the rising and declining rate scenarios are then measured against the net interest income in the rates unchanged scenario. ALCO utilizes the results of the model to quantify the estimated exposure of our net interest income to sustained interest rate changes.

Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to increase $31,000 from the net interest income in the rates unchanged scenario at December 31, 2013. At December 31, 2012, the projected variance in the rising rate scenario was an increase of $6.3 million, or 4.2%. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both December 31, 2013 and December 31, 2012.
The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	December 31, 2013		December 31, 2012
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$31	—%	$6,312	4.2%
-200 basis points over one year	N/A	N/A	N/A	N/A
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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013, on a consolidated basis, that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, there can be no assurance that assumed repricing rates would approximate our actual future experience.

	Volumes Subject to Repricing Within
	0-30 Days	31-180 Days	181-365 Days	1-3 Years	4-5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest-earning assets:
Short-term investments and federal funds sold	$74	$—	$—	$—	$—	$—	$74
Investment securities and FHLB/FRB stock	12,481	100,183	52,477	203,556	174,473	642,173	1,185,343
Loans	3,143,609	156,194	109,548	306,328	290,376	116,210	4,122,265
Total interest-earning assets	$3,156,164	$256,377	$162,025	$509,884	$464,849	$758,383	$5,307,682
Interest-bearing liabilities:
Interest-bearing checking, savings and money market accounts	$609,651	$563,507	$103,537	$138,981	$138,981	$179,026	$1,733,683
Certificates of deposit	139,911	349,565	155,366	180,196	40,791	2,525	868,354
Short-term borrowings	1,345,977	32,350	—	—	—	—	1,378,327
Junior subordinated debentures	—	41,238	—	—	—	45,369	86,607
Total interest-bearing liabilities	$2,095,539	$986,660	$258,903	$319,177	$179,772	$226,920	$4,066,971
Period gap	$1,060,625	$(730,283)	$(96,878)	$190,707	$285,077	$531,463	$1,240,711
Cumulative gap	$1,060,625	$330,342	$233,464	$424,171	$709,248	$1,240,711
Period gap to total assets	18.65%	(12.84)%	(1.70)%	3.35%	5.01%	9.35%	21.82%
Cumulative gap to total assets	18.65%	5.81%	4.11%	7.46%	12.47%	21.82%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	150.61%	110.72%	106.99%	111.59%	118.47%	130.51%	130.51%

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

New Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40)." ASU 2014-04 clarifies when an in- substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. The ASU also amends some disclosure requirements. This ASU will become effective for reporting periods beginning after December 15, 2014. We are currently assessing the impact that the adoption of ASU No. 2014-04 will have on our consolidated financial statements.
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

	2013 Quarter Ended				2012 Quarter Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	(in thousands, except per share data)
Interest income	$50,380	$51,661	$47,975	$47,674	$47,684	$46,192	$46,005	$46,267
Interest expense	5,176	5,634	6,893	6,991	7,174	8,996	9,627	10,465
Net interest income	45,204	46,027	41,082	40,683	40,510	37,196	36,378	35,802
Provision for loan losses	1,100	300	700	300	1,200	900	100	7,350
Noninterest income	39,640	32,472	46,101	39,719	51,962	47,250	31,889	23,946
Noninterest expense	62,079	54,542	60,271	51,755	55,284	55,899	43,986	36,568
Income before income taxes	21,665	23,657	26,212	28,347	35,988	27,647	24,181	15,830
Income taxes	6,701	9,488	10,595	11,090	14,530	10,898	9,956	6,361
Net income	14,964	14,169	15,617	17,257	21,458	16,749	14,225	9,469
Preferred dividends and discounts	(4,876)	(3,583)	(3,780)	(3,661)	(1,765)	(1,757)	(1,748)	(1,742)
Net income applicable to common stockholders	$10,088	$10,586	$11,837	$13,596	$19,693	$14,992	$12,477	$7,727
Income per share:
Basic	$0.33	$0.35	$0.39	$0.45	$0.66	$0.50	$0.42	$0.26
Diluted	0.33	0.34	0.39	0.44	0.65	0.49	0.41	0.26

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Taylor Capital Group, Inc.:
We have audited the accompanying consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Taylor Capital Group Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion on the effectiveness of Taylor Capital Group Inc.’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 7, 2014

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents:
Cash and due from banks	$90,743	$165,921
Short-term investments	74	464
Total cash and cash equivalents	90,817	166,385
Investment securities:
Available for sale, at fair value	722,307	936,938
Held to maturity, at amortized cost (fair value of $376,767 at December 31, 2013 and $342,231 at December 31, 2012)	398,424	330,819
Loans held for sale	473,890	938,379
Loans, net of allowance for loan losses of $81,864 at December 31, 2013 and $82,191 at December 31, 2012	3,566,511	3,086,112
Premises, leasehold improvements and equipment, net	26,919	16,062
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	64,612	74,950
Mortgage servicing rights, at fair value	216,111	78,917
Other real estate and repossessed assets, net	10,049	24,259
Other assets	116,178	149,589
Total assets	$5,685,818	$5,802,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,048,946	$1,179,724
Interest-bearing	2,602,037	2,348,618
Total deposits	3,650,983	3,528,342
Accrued interest, taxes and other liabilities	105,350	131,473
Short-term borrowings	1,378,327	1,463,019
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	—	33,366
Total liabilities	5,221,267	5,242,807
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A, 8% perpetual non-cumulative; 4,000,000 shares authorized, 4,000,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, $25 liquidation value	100,000	100,000
Series B, 5% fixed rate cumulative perpetual; 104,823 shares authorized, no shares issued and outstanding at December 31, 2013 and 104,823 shares issued and outstanding at December 31, 2012, $1,000 liquidation value	—	103,813
Nonvoting convertible; 1,350,000 shares authorized, 1,282,674 shares issued and outstanding at December 31, 2013 and December 31, 2012	13	13
Common stock, $0.01 par value; 45,000,000 shares authorized; 30,687,528 shares issued at December 31, 2013 and 30,150,040 shares issued at December 31, 2012; 29,329,530 shares outstanding at December 31, 2013 and 28,792,042 shares outstanding at December 31, 2012	307	302
Surplus	417,429	412,391
Accumulated deficit	(17,430)	(63,537)
Accumulated other comprehensive income (loss), net	(6,183)	36,206
Treasury stock, at cost, 1,357,998 shares at December 31, 2013 and December 31, 2012	(29,585)	(29,585)
Total stockholders’ equity	464,551	559,603
Total liabilities and stockholders’ equity	$5,685,818	$5,802,410
See accompanying notes to consolidated financial statements.

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Interest income:
Interest and fees on loans	$155,464	$145,962	$140,307
Interest and dividends on investment securities:
Taxable	33,017	37,078	44,864
Tax-exempt	9,205	3,100	2,874
Interest on cash equivalents	4	8	15
Total interest income	197,690	186,148	188,060
Interest expense:
Deposits	15,498	19,100	29,147
Short-term borrowings	1,792	2,248	2,852
Long-term borrowings	—	612	5,851
Junior subordinated debentures	5,777	5,859	5,792
Subordinated notes	1,627	8,443	10,004
Total interest expense	24,694	36,262	53,646
Net interest income	172,996	149,886	134,414
Provision for loan losses	2,400	9,550	49,258
Net interest income after provision for loan losses	170,596	140,336	85,156
Noninterest income:
Service charges	14,139	13,530	11,481
Mortgage banking revenue	122,882	125,505	20,384
Gains on sales of investment securities, net	5,959	5,464	4,944
Other derivative income	6,546	4,322	7,026
Letter of credit and other loan fees	4,414	3,943	3,890
Other noninterest income	3,992	2,283	1,517
Total noninterest income	157,932	155,047	49,242
Noninterest expense:
Salaries and employee benefits	142,549	124,930	64,736
Occupancy of premises	14,207	9,476	8,603
Furniture and equipment	3,559	2,908	2,162
Nonperforming asset expense, net	771	4,951	5,264
Early extinguishment of debt	5,380	7,721	3,444
FDIC assessment	7,692	6,795	6,705
Legal fees, net	5,722	3,413	3,821
Loan expense, net	9,542	6,815	3,005
Outside services	12,149	3,914	2,058
Computer processing	5,073	2,772	2,346
Other noninterest expense	22,003	18,042	14,249
Total noninterest expense	228,647	191,737	116,393
Income before income taxes	99,881	103,646	18,005
Income tax expense (benefit)	37,874	41,745	(73,110)
Net income	62,007	61,901	91,115
Preferred dividends and discounts	(15,900)	(7,012)	(9,145)
Implied non-cash preferred dividend	—	—	(10,501)
Net income applicable to common stockholders	$46,107	$54,889	$71,469
Basic income per common share	$1.51	$1.84	$3.45
Diluted income per common share	1.50	1.79	3.45
See accompanying notes to consolidated financial statements.

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$62,007	$61,901	$91,115
Other comprehensive income (loss), net of income tax:
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(42,822)	(22)	53,169
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(880)	4,176	103
Change in unrealized gain (loss) from cash flow hedging instruments	1,313	539	1,499
Change in net deferred losses from termination of cash flow hedging instruments	—	—	(761)
Total other comprehensive income (loss), net of income tax	(42,389)	4,693	54,010
Total comprehensive income, net of income tax	$19,618	$66,594	$145,125
See accompanying notes to consolidated financial statements

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (dollars in thousands, except per share data)

	Preferred Stock
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Nonvoting Convertible	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	$—	$100,389	$31,912	$4	$5,588	$—	$—	$—	$192	$312,693	$(189,895)	$(22,497)	$(29,585)	$208,801
Issuance of Series F Preferred, net of issuance and conversion costs	—	—	—	—	—	25,000	—	—	—	(650)	—	—	—	24,350
Conversion of Series F to Series G and common stock	—	—	—	—	—	(25,000)	2	—	23	24,975	—	—	—	—
Issuance of common stock in rights offering	—	—	—	—	—	—	—	—	44	34,956	—	—	—	35,000
Rights offering and conversion Series C and E costs	—	—	—	—	—	—	—	—	—	(1,200)	—	—	—	(1,200)
Conversion of Series C to common stock	—	—	(31,912)	—	—	—	—	—	26	31,886	—	—	—	—
Conversion of Series E to Series G	—	—	—	—	(5,588)	—	5	—	—	5,583	—	—	—	—
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	—	—	2,605	—	—	—	2,605
Exercise of stock options	—	—	—	—	—	—	—	—	—	9	—	—	—	9
Issuance of warrants to purchase common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	81	—	—	—	81
Net income	—	—	—	—	—	—	—	—	—	—	91,115	—	—	91,115
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	54,010	—	54,010
Preferred stock dividends and discounts accumulated, Series B	—	1,653	—	—	—	—	—	—	—	—	(6,895)	—	—	(5,242)
Preferred stock dividends Series C and E, paid in common stock and Series G Preferred	—	—	—	—	—	—	—	—	3	2,246	—	—	—	2,249
Implied noncash preferred dividend	—	—	—	—	—		2		9	10,490	(10,501)	—	—	—
Preferred stock dividends declared, Series C— $0.50 per share	—	—	—	—	—	—	—	—	—	—	(1,915)	—	—	(1,915)
Preferred stock dividends declared, Series E— $1.50 per share	—	—	—	—	—	—	—	—	—	—	(335)	—	—	(335)
Balance at December 31, 2011	$—	$102,042	$—	$4	$—	$—	$9	$—	$297	$423,674	$(118,426)	$31,513	$(29,585)	$409,528

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (dollars in thousands, except per share data)

	Preferred Stock
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Nonvoting Convertible	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2011	$—	$102,042	$—	$4	$—	$—	$9	$—	$297	$423,674	$(118,426)	$31,513	$(29,585)	$409,528
Issuance of Series A Preferred, net of issuance costs	100,000	—	—	—	—	—	—	—	—	(3,525)	—	—	—	96,475
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—	2	(1)		—	—	1
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	—	—	2,358	—	—	—	2,358
Tax expense on options, dividends and vesting	—	—	—	—	—	—	—	—	—	(473)	—	—	—	(473)
Exercise of stock options	—	—	—	—	—	—	—	—	—	169	—	—	—	169
Net income	—	—	—	—	—	—	—	—	—	—	61,901	—	—	61,901
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4,693	—	4,693
Repurchase of TARP warrant	—	—	—	—	—	—	—	—	—	(9,839)	—	—	—	(9,839)
Issuance of common stock for warrant exercises	—	—	—	—	—	—	—	—	3	124	—	—	—	127
Exchange of Series D and G for Nonvoting Preferred	—	—	—	(4)	—	—	(9)	13	—	—	—	—	—	—
Rights offering and Series C and E conversion costs	—	—	—	—	—	—	—	—	—	(96)	—	—	—	(96)
Preferred stock dividends and discounts accumulated, Series B	—	1,771	—	—	—	—	—	—	—	—	(7,012)	—	—	(5,241)
Balance at December 31, 2012	$100,000	$103,813	$—	$—	$—	$—	$—	$13	$302	$412,391	$(63,537)	$36,206	$(29,585)	$559,603

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued) (dollars in thousands, except per share data)

	Preferred Stock
	Series A	Series B	Series C	Series D	Series E	Series F	Series G	Nonvoting Convertible	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2012	$100,000	$103,813	$—	$—	$—	$—	$—	$13	$302	$412,391	$(63,537)	$36,206	$(29,585)	$559,603
Issuance of restricted stock grants, net of forfeitures	—	—	—	—	—	—	—	—	2	(2)	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	78	—	—	—	78
Amortization of stock-based compensation awards	—	—	—	—	—	—	—	—	—	4,540	—	—	—	4,540
Tax expense on options, dividends and vesting	—	—	—	—	—	—	—	—	—	197	—	—	—	197
Net income	—	—	—	—	—	—	—	—	—	—	62,007	—	—	62,007
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(42,389)	—	(42,389)
Repurchase/redemption of Series B Preferred stock	—	(104,823)	—	—	—	—	—	—	—	(32)	—	—	—	(104,855)
Issuance of common stock for warrant exercise	—	—	—	—	—	—	—	—	3	304	—	—	—	307
Preferred stock issuance costs, Series A	—	—	—	—	—	—	—	—	—	(47)	—	—	—	(47)
Preferred stock dividends, Series A	—	—	—	—	—	—	—	—	—	—	(9,889)	—	—	(9,889)
Preferred stock dividends and discounts accumulated, Series B	—	1,010	—	—	—	—	—	—	—	—	(6,011)	—	—	(5,001)
Balance at December 31, 2013	$100,000	$—	$—	$—	$—	$—	$—	$13	$307	$417,429	$(17,430)	$(6,183)	$(29,585)	$464,551
See accompanying notes to consolidated financial statements.

TAYLOR CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$62,007	$61,901	$91,115
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Other derivative income	(6,546)	(4,322)	(7,026)
Gains on sales of investment securities, net	(5,959)	(5,464)	(4,944)
Amortization of premiums and discounts, net	10,272	8,571	5,022
Other-than-temporary impairment on investment securities	—	125	571
Deferred loan fee amortization	(1,113)	(3,881)	(4,289)
Provision for loan losses	2,400	9,550	49,258
Loans originated for sale	(6,355,407)	(4,983,255)	(1,708,354)
Payments received on loans held for sale	7,797	—	—
Proceeds from loan sales	6,953,817	4,297,838	1,787,778
Gains from sales of originated mortgage loans	(50,069)	(108,059)	(18,051)
Depreciation and amortization	3,645	2,581	2,408
Deferred income tax expense (benefit)	38,383	37,705	(73,476)
Losses on other real estate and other repossessed assets	410	3,366	3,511
Excess tax benefit (shortfall) on stock options exercised and stock awards	—	(77)	510
Net cash received on initiation/termination of derivative instruments	—	—	937
Change in fair value of mortgage derivative instruments	22,983	(18,221)	4,150
Change in fair value of mortgage servicing rights	(15,774)	1,683	136
Other, net	7,810	4,334	3,514
Changes in other assets and liabilities:
Accrued interest receivable	(959)	(34)	235
Other assets	19,657	(5,747)	2,442
Accrued interest payable, taxes and other liabilities	(18,132)	45,680	5,227
Net cash provided by (used in) operating activities	675,222	(655,726)	140,674
Cash flows from investing activities:
Purchases of available for sale securities	(364,897)	(346,369)	(207,443)
Purchases of held to maturity securities	(128,538)	(117,458)	(22,404)
Proceeds from principal payments and maturities of available for sale securities	135,330	190,882	118,317
Proceeds from principal payments and maturities of held to maturity securities	57,918	51,481	19,191
Proceeds from sales of available for sale securities	372,431	262,874	130,635
Settlement of prior year investment security purchases	(23,625)	—	—
Net increase in loans	(652,472)	(279,667)	(178,176)
Net additions to premises, leasehold improvements and equipment	(14,502)	(3,761)	(1,400)
Purchases of FHLB and FRB stock	(127,662)	(43,834)	(16,749)
Proceeds from redemptions of FHLB and FRB stock	138,000	25,665	—
Purchase of mortgage servicing rights	(48,382)	(32,366)	(2,663)
Net proceeds from sales of other real estate and repossessed assets	19,899	18,277	17,478
Net cash used in investing activities	$(636,500)	$(274,276)	$(143,214)

Consolidated Statements of Cash Flow continued on the next page.

TAYLOR CAPITAL GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Net increase in deposits	$125,275	$406,164	$91,003
Net increase (decrease) in short-term borrowings	(84,692)	694,886	218,461
Proceeds from long-term borrowings	—	—	20,000
Repayments of long-term borrowings	—	(147,500)	(338,836)
Repayment of subordinated notes	(37,500)	(60,000)	—
Net proceeds from preferred stock issuance	(47)	96,475	24,350
Net proceeds from issuance of common stock	—	(96)	33,800
Repurchase of TARP warrant	—	(9,839)	—
Repurchase/redemption of Series B Preferred	(104,823)	—	—
Preferred stock dividends paid	(12,890)	(5,241)	(5,983)
Other financing activities	387	374	(420)
Net cash provided by (used in) financing activities	(114,290)	975,223	42,375
Net increase (decrease) in cash and cash equivalents	(75,568)	45,221	39,835
Cash and cash equivalents, beginning of period	166,385	121,164	81,329
Cash and cash equivalents, end of period	$90,817	$166,385	$121,164

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$26,074	$18,651	$55,444
Income taxes	8,468	6,332	(408)
Supplemental disclosures of noncash investing and financing activities:
Transfer of available for sale investment securities to held to maturity investment securities	—	162,798	—
Change in fair value of available for sale investments securities, net of tax	(42,822)	(22)	53,169
Available for sale investment securities acquired, not yet settled	—	23,625	—
Transfer of portfolio loans to held for sale loans	167,879	—	—
Transfer of held for sale loans to portfolio loans	3,192	1,589	5,720
Transfer of loans to equity securities	—	3,750	—
Loans transferred to other real estate and repossessed assets	6,099	10,280	25,143
Additions to mortgage servicing rights resulting from originations	73,038	39,492	5,943
Series A Preferred dividend declared	2,000	—	—
Series B Preferred discounts accumulated	1,010	1,771	1,653
Preferred stock dividends paid in common stock and Series G Preferred	—	—	2,249
See accompanying notes to consolidated financial statements.

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies

The accounting and reporting policies of Taylor Capital Group, Inc. (the “Company”) conform to U.S. generally accepted accounting principles ("U.S. GAAP") and general reporting practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant items subject to such estimates and assumptions include the allowance for loan losses, the valuation of deferred tax assets, the valuation of mortgage servicing rights, and the valuation of financial instruments such as investment securities, and derivatives.

The following is a summary of the more significant accounting and reporting policies:

Basis of Presentation and Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cole Taylor Bank (the “Bank”), and reflect consolidated total assets of $5.7 billion. The Bank is a commercial bank headquartered in Chicago with asset-based lending, residential mortgage lending and commercial equipment leasing offices located nationwide. All significant intercompany balances and transactions between consolidated companies have been eliminated. In accordance with applicable accounting standards, the Company does not consolidate statutory trusts (TAYC Capital Trust I and TAYC Capital Trust II) created for the sole purpose of issuing trust preferred securities.

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

Investment Securities:

Securities that may be sold as part of the Company’s asset/liability management strategies or because of liquidity needs, changes in interest rates and resulting prepayment risk, or for other similar reasons, are classified as available for sale and carried at fair value. Unrealized gains and losses on such securities are reported, net of tax, in accumulated other comprehensive income ("OCI") in stockholders’ equity. Securities that the Company has the ability and positive intent to hold until maturity are classified as held to maturity and carried at amortized cost. Premiums and discounts on investment securities are amortized over the estimated life of the security using the effective interest method. In determining the estimated life of mortgage-related securities, certain judgments are required as to the time and amount of future principal repayments, and these judgments are made based upon the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates.

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
At the time a loan is funded, the representation and warranty reserve is recorded as a decrease in mortgage banking revenue on the Consolidated Statements of Income and recorded in accrued interest, taxes and other liabilities on the Company's Consolidated Balance Sheets. Changes to the reserve are recorded as an increase or decrease to mortgage banking revenue on the Consolidated Statements of Income.
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

Allowance for Loan Losses:

An allowance for loan losses has been established to provide for losses to loans that may not be repaid in their entirety. The allowance is increased by provisions for loan losses charged to expense and decreased by charge-offs for actual loan losses, net of recoveries. The Company’s policy is to charge-off a loan when a loss is highly probable and clearly identified. For consumer loans, the Company follows the guidelines issued by its primary regulator which specifies the number of days of delinquency at which to charge-off a consumer loan by type of credit. Except for unsecured loans that are generally charged-off when a loan is 90 days past due, the Company does not have a policy to automatically charge-off a commercial loan when it reaches a certain status of delinquency. If a commercial loan is determined to have impairment, the Company will either establish a specific valuation allowance or, if management deems a loss to be highly probable and clearly identified, reduce the recorded investment in that loan by taking a full or partial charge-off. In making the determination that a loss is highly probable and clearly identified, management evaluates the type, marketability and availability of the collateral along with any credit enhancements supporting the loan. In determining when to fully or partially charge-off a loan, management considers prospects for collection of assets, likely time frame for repayment, solvency status of the borrower, the existence of practical or reasonable collection programs, the existence of shortfalls after attempts to improve collateral position, prospects for near-term improvements in collateral valuations, and other considerations identified in its internal loan review and workout processes. After a loan is charged-off, collection efforts may continue and future recoveries may occur. Management maintains the allowance at a level considered adequate to absorb probable losses inherent in the portfolio as of the balance sheet date.

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

A portion of the total allowance for loan losses is related to impaired loans. Certain homogeneous loans, including residential mortgage and consumer loans, are collectively evaluated for impairment and, therefore, excluded from impaired loans unless modified in a troubled debt restructuring (“TDR”). A loan is considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans include all nonaccrual loans as well as certain accruing loans judged to have higher risk of noncompliance with the present contractual repayment schedule for both interest and principal. Once a loan has been determined to be impaired, it is evaluated to establish the amount of the impairment, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans are measured for impairment based on the fair value of the collateral, less estimated cost to sell. If the value of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the measurement of impairment may not always result in an allowance for loan loss for every impaired loan.

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

Mortgage Servicing Rights:

The Company originates and sells residential mortgage loans in the secondary market and may retain the right to service the loans sold. Servicing involves the collection of payments from individual borrowers and the distribution of those payments to the investors or master servicer. Upon a sale of mortgage loans for which servicing rights are retained, the retained mortgage servicing rights asset is capitalized at the fair value of future net cash flows expected to be realized for performing servicing activities. Purchased mortgage servicing rights acquired are recorded at the purchase price at the date of purchase and at fair value thereafter.

Mortgage servicing rights do not trade in an active market with readily observable prices. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the model are validated on a periodic basis. The fair value is validated on a quarterly basis with an independent third party. Material discrepancies between the internal valuation and the third party valuation are analyzed and an internal committee determines whether or not an adjustment is required.
The Company has elected to account for mortgage servicing rights using the fair value option. Changes in the fair value are recognized in mortgage banking revenue on the Company's Consolidated Statement of Income.
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

The Company applies different tax treatment for selected transactions for tax return purposes than for financial reporting purposes. The Company initially recognizes the financial statement effects (i.e., benefit) of an uncertain tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination.  Subsequently, the tax benefits of uncertain tax positions are derecognized if the Company determines the more-likely-than-not threshold is no longer met.  Reserves for uncertain tax positions are reversed or utilized once the statute of limitations has expired or the tax matter is effectively settled. The Company includes any interest and penalties associated with uncertain tax positions as income tax expense on the Consolidated Statements of Income.

Earnings Per Share:

Basic earnings per share is computed as net income applicable to common stockholders divided by the weighted-average number of common shares outstanding that are eligible to participate in the net earnings or loss for the period using the two-class method. Net income applicable to common stockholders represents net income or loss for the period less dividends declared or accumulated on preferred stock, including any discount accretion. Diluted earnings per share considers the dilutive effect of common stock equivalents, including stock options, warrants to purchase shares of common stock and preferred stock that can be converted into shares of common stock. The dilutive impact of stock options and warrants are computed using the treasury stock method. The dilutive impact of convertible preferred stock is computed using the if-converted method, which assumes the convertible security is converted at the beginning of the period (or issuance, if later), resulting in an increase to the number of common shares outstanding but a decrease to the amount of preferred dividends that would have been included in the determination of net income applicable to common stockholders. The computation of diluted earnings per share does not assume conversion or exercise of common stock equivalents that would have an antidilutive effect on earnings per share. A reconciliation of the net income applicable to common stockholders and weighted-average shares used in the basic and diluted earnings per share computation is included in Note 14—“Earnings Per Share.”

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

Derivative Financial Instruments and Hedging Activities:

The Company uses derivative financial instruments ("derivatives"), including interest rate exchange agreements, or swaps, interest rate exchange swap options, or swaptions, callable swaps, agreements to purchase mortgage-backed securities, or mortgage TBAs, for which it does not intend to take delivery, interest rate corridors, floors and collars, as well as interest rate lock and forward loan sale commitments to either accommodate individual customer borrowing needs or to assist in its own interest rate risk management. Periodically the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Bank's investment portfolios ("covered call options"). The Company’s asset and liability management and investment policies do not allow the use of derivatives for trading purposes. All derivatives are measured and reported at fair value on the Consolidated Balance Sheets as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the change in fair value of the derivative, as well as the offsetting change in fair value of the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in the fair values. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, change in fair value of the derivative that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value of the derivative. Similarly, the changes in the fair value of derivatives that are not designated as an accounting hedge are also reported currently in noninterest income on the Consolidated Statements of Income.

The net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. The net cash settlements on derivatives that do not qualify for hedge accounting or are not designated as an accounting hedge are reported in noninterest income on the Consolidated Statements of Income.

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

The estimates of fair values of the Company’s derivatives are calculated using independent, third-party valuation models to estimate market-based valuations with the exception of the valuation of forward loan sale commitments and interest rate lock commitments, which are valued using internal models. The valuations are determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flow of each derivative. This analysis reflects the contractual terms of the derivative and uses observable market-based inputs, including interest rate curves and implied volatilities. In addition, the fair value estimate also incorporates a credit valuation adjustment to reflect the risk of nonperformance by both the Company and the counterparties in the fair value measurement. The resulting fair values produced by these proprietary valuation models are in part theoretical and, therefore, can vary between derivative dealers and are not necessarily reflective of the actual price at which the derivative contract could be traded. Small changes in assumptions can result in significant changes in valuation. The risks inherent in the determination of the fair value of a derivative may result in volatility reflected in the Consolidated Statements of Income.

Debt Issuance Costs and Discounts:

In connection with the issuance of the Company’s junior subordinated debentures and the Company’s and Bank’s subordinated notes, issuance costs were incurred, including underwriting fees, legal and professional fees, and other costs. These costs are included in other assets on the Company’s Consolidated Balance Sheets and are being amortized over the contractual life of the debt as additional interest expense using an effective interest method. In addition, the Company’s and Bank’s subordinated notes were issued with detachable warrants to purchase shares of the Company’s common stock. The proceeds from the issuance of the subordinated notes were allocated to the notes and warrants based upon their relative fair values. The allocation to the warrants created a discount on the subordinated notes. This discount was being accreted as additional interest expense on the subordinated notes over the remaining contractual life of the notes using an effective interest method.

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

Comprehensive Income:

Comprehensive income or loss includes net income or loss, changes in unrealized holding gains and losses on available for sale securities, changes in deferred gains and losses on investment securities transferred from available for sale to held to maturity, changes in unrealized gains and losses associated with cash flow hedging instruments, and the amortization of deferred gains and losses associated with terminated cash flow hedges. See Note 13—“Other Comprehensive Income” for further details.

New Accounting Standards:

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40)." ASU 2014-04 clarifies when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. The ASU also amends some disclosure requirements. This ASU will become effective for reporting periods beginning after December 15, 2014. We are currently assessing the impact the adoption of ASU No. 2014-04 will have on our consolidated financial statements.
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

2. Cash and Due from Banks

The Bank maintains certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. The average balance required to be maintained was $19.5 million for the year ended December 31, 2013 and $18.8 million for the year ended December 31, 2012.

3. Investment Securities
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at December 31, 2013 and 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale:
December 31, 2013:
U.S. government sponsored agency securities	$14,879	$83	$—	$14,962
Residential mortgage-backed securities	286,116	2,092	(13,558)	274,650
Commercial mortgage-backed securities	121,006	6,953	—	127,959
Collateralized mortgage obligations	12,840	—	(142)	12,698
State and municipal obligations	314,386	725	(23,073)	292,038
Total at December 31, 2013	$749,227	$9,853	$(36,773)	$722,307
December 31, 2012:
U.S. Treasury securities	$9,998	$—	$—	$9,998
U.S. government sponsored agency securities	15,073	983	—	16,056
Residential mortgage-backed securities	549,735	27,385	(406)	576,714
Commercial mortgage-backed securities	134,774	11,926	—	146,700
Collateralized mortgage obligations	21,106	340	—	21,446
State and municipal obligations	162,702	4,182	(860)	166,024
Total at December 31, 2012	$893,388	$44,816	$(1,266)	$936,938

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held To Maturity:
December 31, 2013:
U.S. government sponsored agency securities	$9,993	$—	$(995)	$8,998
Residential mortgage-backed securities	235,300	2,281	(11,069)	226,512
Collateralized mortgage obligations	66,775	—	(5,315)	61,460
State and municipal obligations	86,356	—	(6,559)	79,797
Total at December 31, 2013	$398,424	$2,281	$(23,938)	$376,767
December 31, 2012:
Residential mortgage-backed securities	$220,762	$9,150	$(189)	$229,723
Collateralized mortgage obligations	57,853	2,346	(81)	60,118
State and municipal obligations	52,204	186	—	52,390
Total at December 31, 2012	$330,819	$11,682	$(270)	$342,231
As of December 31, 2013, the Company held $703.3 million (estimated fair value) of mortgage-related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties.
Of the total mortgage related investment securities, $699.1 million (estimated fair value), or 99.4%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae, and Freddie Mac, and the remaining $4.2 million were private-label residential mortgage related securities.
In 2013, the Company transfered no investment securities from available for sale to held to maturity. In 2012, the Company transferred $162.8 million of investment securities from available for sale to held to maturity with an unrealized gain of $8.4 million. The Company has the intent and ability to hold these investment securities until maturity.
Investment securities with an approximate book value of $1.0 billion at December 31, 2013 and $632.4 million at December 31, 2012, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law. The amount of pledged investment securities has increased due to the Company's decreased use of loans as pledged assets.
The following table summarizes the Company’s gross realized gains and losses on investment security sales for the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Gross realized gains	$7,406	$6,357	$5,023
Gross realized losses	(1,447)	(893)	(79)
Net realized gains	$5,959	$5,464	$4,944

The following table summarizes, for investment securities with unrealized losses as of December 31, 2013 and 2012, the amount of the unrealized loss and the related fair value. The securities have been further segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available For Sale:
December 31, 2013:
Residential mortgage-backed securities	$162,431	$(11,665)	$20,512	$(1,893)	$182,943	$(13,558)
Collateralized mortgage obligations	12,698	(142)	—	—	12,698	(142)
State and municipal obligations	194,923	(17,368)	54,976	(5,705)	249,899	(23,073)
Total temporarily impaired available for sale securities	$370,052	$(29,175)	$75,488	$(7,598)	$445,540	$(36,773)
December 31, 2012:
U.S. government sponsored agency securities	$9,998	$—	$—	$—	$9,998	$—
Residential mortgage-backed securities	24,802	(57)	3,888	(349)	28,690	(406)
State and municipal obligations	52,400	(860)	—	—	52,400	(860)
Total temporarily impaired available for sale securities	$87,200	$(917)	$3,888	$(349)	$91,088	$(1,266)

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Held To Maturity:
December 31, 2013:
U.S. government agency securities	$8,998	$(995)	$—	$—	$8,998	$(995)
Residential mortgage-backed securities	113,051	(5,747)	55,483	(5,322)	168,534	(11,069)
Collateralized mortgage obligations	61,460	(5,315)	$—	$—	61,460	(5,315)
State and municipal obligations	79,797	(6,559)	$—	$—	79,797	(6,559)
Total temporarily impaired held to maturity securities	$263,306	$(18,616)	$55,483	$(5,322)	$318,789	$(23,938)
December 31, 2012:
Residential mortgage-backed securities	$26,728	$(189)	$—	$—	$26,728	$(189)
Collateralized mortgage obligations	4,659	(81)	—	—	4,659	(81)
Total temporarily impaired held to maturity securities	$31,387	$(270)	$—	$—	$31,387	$(270)
At December 31, 2013, the Company had 41 investment securities in an unrealized loss position for 12 or more months with a total unrealized loss of $12.9 million. The number of securities in an unrealized loss position for 12 months or longer has increased due to an increase in market interest rates. The 41 securities that were in an unrealized loss position for more than 12 months consisted of state and municipal obligations, residential mortgage-backed securities and private-label mortgage backed securities.

At December 31, 2013, the Company had 29 state and municipal obligation securities that were in an unrealized loss position for 12 months or longer. Of these 29 securities, 10 had an net unrealized loss in excess of 10% of carrying value. As part of its normal process, the Company reviewed these securities and concluded that the decline in fair value was not credit related but related to market changes and upward movements of interest rates.
At December 31, 2013, the Company had 10 residential mortgage-backed securities, excluding private-label mortgage-backed securities, that were in an unrealized loss position for 12 months or longer. Of these 10 securities, 5 had a net unrealized loss in excess of 10% of carrying value. As part of its normal process, the Company reviewed the residential mortgage-backed securities in an unrealized loss position and concluded that the decline in fair value was not credit related but related to changes in interest rates.
At December 31, 2013, the Company had three private-label mortgage-backed securities that previously had been subject to detailed testing for other-than-temporary impairment. Of these securities, two had an unrealized loss of less than 10% of carrying value and one was in an unrealized gain position. Although these are below the internal threshold for additional testing, the Company further analyzed two of these securities because of the length of the unrealized loss and because other-than-temporary impairment had previously been recorded on one of these securities. As part of this analysis, the Company obtained fair value estimates from an independent source and performed a cash flow analysis considering default rates, loss severities based upon the location of the collateral and estimated prepayments. The results of this analysis show that no additional other-than-temporary impairment was considered to have occurred. The Bank did not have the intent to sell these securities as of December 31, 2013 and it expects to recover the amortized cost of these securities, except for any credit loss already taken, and it is more likely than not that the Bank will not be required to sell the securities prior to the recovery of fair value.
One additional investment security was evaluated for other-than-temporary impairment at December 31, 2013. This security is in the Company’s state and municipal obligation portfolio and was received in 2008 in a loan work out arrangement. Scheduled payments were received as agreed until November 2010. Since that time, three annual principal and interest payments have been received. Previously, the Company had recognized other-than-temporary impairment loss on this security of $381,000 in 2011. The expected future annual cash flows were analyzed as of December 31, 2013 and no additional other-than-temporary impairment was recorded in 2013. The fair value of this investment security was $507,000 at December 31, 2013.
The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at December 31, 2013:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available For Sale:
Due after one year through five years	$2,598	$2,724
Due after five years through ten years	29,998	29,904
Due after ten years	296,669	274,372
Residential mortgage-backed securities	286,116	274,650
Commercial mortgage-backed securities	121,006	127,959
Collateralized mortgage obligations	12,840	12,698
Total available for sale	$749,227	$722,307

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held To Maturity:
Due after five years through ten years	$9,993	$8,998
Due after ten years	86,356	79,797
Residential mortgage-backed securities	235,300	226,512
Collateralized mortgage obligations	66,775	61,460
Total held to maturity	$398,424	$376,767

Investment securities do not include the Bank's investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $64.6 million at December 31, 2013 and $75.0 million at December 31, 2012. These investments are required for membership in such entities and are carried at cost.
The Bank must maintain a specified level of investment in FHLBC stock based on the amount of its outstanding FHLB borrowings. At December 31, 2013, the Company had a $52.8 million investment in FHLBC stock, compared to $63.3 million at December 31, 2012. As of December 31, 2013, the Company believed that it will ultimately recover the par value of the FHLBC stock.
4. Loans and Loans Held for Sale
Loans by type at December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Loans:
Commercial and industrial	$1,935,377	$1,590,587
Commercial real estate secured	1,124,227	965,978
Residential construction and land	46,079	45,903
Commercial construction and land	121,682	103,715
Lease receivables	132,013	50,803
Consumer	301,377	416,635
Gross loans	3,660,755	3,173,621
Less: Unearned discount	(12,380)	(5,318)
Loans	3,648,375	3,168,303
Less: Allowance for loan losses	(81,864)	(82,191)
Loans, net	$3,566,511	$3,086,112
Loans Held for Sale:
Total Loans Held for Sale	$473,890	$938,379
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

The following table presents the aging of loans by class at December 31, 2013 and 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
December 31, 2013
Commercial and industrial	$—	$—	$15,879	$15,879	$1,919,498	$1,935,377
Commercial real estate secured	443	301	37,474	38,218	1,086,009	1,124,227
Residential construction and land	—	—	—	—	46,079	46,079
Commercial construction and land	—	—	22,550	22,550	99,132	121,682
Lease receivables, net	—	—	—	—	119,633	119,633
Consumer	3,617	828	5,922	10,367	291,010	301,377
Loans	$4,060	$1,129	$81,825	$87,014	$3,561,361	$3,648,375
December 31, 2012
Commercial and industrial	$—	$—	$16,705	$16,705	$1,573,882	$1,590,587
Commercial real estate secured	—	—	14,530	14,530	951,448	965,978
Residential construction and land	—	—	4,495	4,495	41,408	45,903
Commercial construction and land	—	—	15,220	15,220	88,495	103,715
Lease receivables, net	—	—	—	—	45,485	45,485
Consumer	4,137	1,974	8,587	14,698	401,937	416,635
Loans	$4,137	$1,974	$59,537	$65,648	$3,102,655	$3,168,303
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

The following table presents the risk categories of loans by class at December 31, 2013 and 2012:

	Pass	Special Mention	Substandard	Nonaccrual	Total Loans
	(in thousands)
December 31, 2013
Commercial and industrial	$1,862,405	$48,403	$8,690	$15,879	$1,935,377
Commercial real estate secured	1,040,468	19,523	26,762	37,474	1,124,227
Residential construction and land	42,519	—	3,560	—	46,079
Commercial construction and land	93,965	5,167	—	22,550	121,682
Lease receivables, net	119,633	—	—	—	119,633
Consumer	295,455	—	—	5,922	301,377
Loans	$3,454,445	$73,093	$39,012	$81,825	$3,648,375
December 31, 2012
Commercial and industrial	$1,540,041	$28,298	$5,543	$16,705	$1,590,587
Commercial real estate secured	914,250	20,194	17,004	14,530	965,978
Residential construction and land	37,150	4,258	—	4,495	45,903
Commercial construction and land	83,159	5,276	60	15,220	103,715
Lease receivables, net	45,485	—	—	—	45,485
Consumer	408,048	—	—	8,587	416,635
Loans	$3,028,133	$58,026	$22,607	$59,537	$3,168,303
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

The Company had $273,000 of letters of credit outstanding related to impaired loans as of December 31, 2013. The Company had $7.8 million in commitments to lend on impaired loans as of December 31, 2013, with none of that amount committed to loans that are classified as TDRs. At December 31, 2013, the Company had $20.7 million of loans classified as performing restructured loans which consisted of $14.6 million of commercial loans and $6.1 million of consumer loans. At December 31, 2012, the Company had $2.4 million of letters of credit outstanding related to impaired loans. The Company had $1.5 million in commitments to lend on impaired loans as of December 31, 2012, with $170,000 of that amount committed to loans that were classified as TDRs. At December 31, 2012, the Company had $17.5 million of loans classified as performing restructured loans which included commercial loans of $12.9 million and consumer loans of $4.6 million.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$3,546	$2,135	$—	$4,998	$3,006	$—
Commercial real estate secured	54,453	41,965	—	31,073	21,442	—
Residential construction and land	—	—	—	16,378	4,495	—
Commercial construction and land	—	—	—	5,402	4,194	—
Consumer	6,400	5,951	—	6,684	6,462	—
Subtotal	64,399	50,051	—	64,535	39,599	—
With an allowance recorded:
Commercial and industrial	33,453	15,200	8,555	20,595	15,235	8,006
Commercial real estate secured	8,790	8,650	3,265	8,117	4,483	1,121
Residential construction and land	—	—	—	—	—	—
Commercial construction and land	25,430	22,550	1,867	11,038	11,026	2,930
Subtotal	67,673	46,400	13,687	39,750	30,744	12,057
Total impaired loans	$132,072	$96,451	$13,687	$104,285	$70,343	$12,057
The following table presents average balances of loans individually evaluated for impairment and associated interest income recognized by class of loans for the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013		December 31, 2012		December 31, 2011
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$2,391	$—	$6,491	$23	$11,302	$186
Commercial real estate secured	28,732	669	19,239	320	18,496	37
Residential construction and land	1,047	—	3,572	—	5,754	—
Commercial construction and land	1,339	—	4,182	—	4,755	8
Consumer	6,093	147	5,981	108	3,070	77
Subtotal	39,602	816	39,465	451	43,377	308
With an allowance recorded:
Commercial and industrial	16,645	135	21,402	166	53,656	49
Commercial real estate secured	10,617	155	14,762	190	37,643	250
Residential construction and land	—	—	2,632	—	8,820	51
Commercial construction and land	21,894	—	7,604	—	3,489	31
Subtotal	49,156	290	46,400	356	103,608	381
Total impaired loans	$88,758	$1,106	$85,865	$807	$146,985	$689
The majority of the Company's commercial credit customers are located within the Chicago area, although they may do business outside of that area. As of December 31, 2013, approximately 30% of the Company’s loans involved loans that were to some degree secured by real estate properties located primarily within the Chicago area, compared to 31% as of December 31, 2012.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of December 31, 2013, 2012 and 2011:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Lease Receivables	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2012	$35,946	$20,542	$6,642	$8,928	$273	$9,860	$82,191
Provision	723	2,344	(1,209)	865	445	(768)	2,400
Charge-offs	(74)	(2,071)	—	(2,714)	—	(1,890)	(6,749)
Recoveries	1,138	1,569	221	483	—	611	4,022
Ending balance as of December 31, 2013	$37,733	$22,384	$5,654	$7,562	$718	$7,813	$81,864
Ending balance individually evaluated for impairment	$8,555	$3,265	$—	$1,867	—	$—	$13,687
Ending balance collectively evaluated for impairment	29,178	19,119	5,654	5,695	718	7,813	68,177

LOANS:
Ending balance individually evaluated for impairment	$17,335	$50,615	$—	$22,550	—	$5,951	$96,451
Ending balance collectively evaluated for impairment	1,918,042	1,073,612	46,079	99,132	119,633	295,426	3,551,924
Ending balance	$1,935,377	$1,124,227	$46,079	$121,682	$119,633	$301,377	$3,648,375

ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2011	$51,389	$30,319	$8,083	$6,978	$—	$6,975	$103,744
Provision	(5,480)	1,687	57	7,060	273	5,953	9,550
Charge-offs	(15,289)	(12,056)	(1,776)	(5,197)	—	(3,340)	(37,658)
Recoveries	5,326	592	278	87	—	272	6,555
Ending balance as of December 31, 2012	$35,946	$20,542	$6,642	$8,928	$273	$9,860	$82,191
Ending balance individually evaluated for impairment	$8,006	$1,121	$—	$2,930	$—	$—	$12,057
Ending balance collectively evaluated for impairment	27,940	19,421	6,642	5,998	273	9,860	70,134

LOANS:
Ending balance individually evaluated for impairment	$18,241	$25,925	$4,495	$15,220	$—	$6,462	$70,343
Ending balance collectively evaluated for impairment	1,572,346	940,053	41,408	88,495	45,485	410,173	3,097,960
Ending balance	$1,590,587	$965,978	$45,903	$103,715	$45,485	$416,635	$3,168,303

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Lease Receivables	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2010	$61,499	$31,421	$15,246	$11,422	$—	$4,980	$124,568
Provision	13,884	26,483	(3,038)	5,892	—	6,037	49,258
Charge-offs	(30,495)	(29,653)	(4,528)	(10,388)	—	(4,217)	(79,281)
Recoveries	6,501	2,068	403	52	—	175	9,199
Ending balance as of December 31, 2011	$51,389	$30,319	$8,083	$6,978	$—	$6,975	$103,744
Ending balance individually evaluated for impairment	$23,292	$7,540	$1,181	$31	$—	$—	$32,044
Ending balance collectively evaluated for impairment	28,097	22,779	6,902	6,947	—	6,975	71,700

LOANS:
Ending balance individually evaluated for impairment	$48,895	$39,398	$7,813	$6,791	$—	$5,638	$108,535
Ending balance collectively evaluated for impairment	1,377,326	998,578	57,011	92,230	—	294,619	2,819,764
Ending balance	$1,426,221	$1,037,976	$64,824	$99,021	$—	$300,257	$2,928,299

Troubled Debt Restructurings

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
Commercial and consumer loans modified in a TDR are classified as impaired loans for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement. Nonperforming restructured loans totaled $8.8 million at December 31, 2013 and $22.6 million at December 31, 2012. Performing restructured loans totaled $20.7 million at December 31, 2013 and $17.5 million at December 31, 2012.

The following tables provide information on loans modified in a TDR during the period indicated. The pre-modification outstanding recorded balance is equal to the outstanding balance immediately prior to modification. The post-modification outstanding balance is equal to the outstanding balance immediately after modification.

	For the years ended
	December 31, 2013			December 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	2	$3,456	$3,456	5	$6,227	$6,227
Commercial real estate secured	3	2,147	2,147	3	10,936	10,936
Commercial construction and land	—	—	—	4	20,260	20,260
Consumer	34	2,686	2,686	40	3,410	3,388
Total	39	$8,289	$8,289	52	$40,833	$40,811

The following tables provide information on TDRs that defaulted for the first time during the period indicated and had been modified within the last twelve months:

	For the years ended
	December 31, 2013		December 31, 2012
	Number of Loans	Recorded Investment at Period End	Number of Loans	Recorded Investment at Period End
	(dollars in thousands)

Commercial real estate secured	—	$—	1	$727
Residential construction and land	—	—	1	—
Consumer	1	86	8	869
Total	1	$86	10	$1,596

Related Party Loans

As of December 31, 2013 and 2012, the Company had extended loans to directors and executive officers of the Bank, the Company and their related interests as detailed in the table below:

	2013	2012
	(in thousands)
Beginning balance	$47,590	$59,765
New loans and advances	—	297
Payments	(12,275)	(12,472)
Loans, net	$35,315	$47,590

In the opinion of management, these loans were made in the normal course of business and on substantially the same terms for comparable transactions with other borrowers and do not involve more than a normal risk of collectability.

Loans Held for Sale
At December 31, 2013, loans held for sale of $473.9 million consisted entirely of residential mortgage loans originated by Cole Taylor Mortgage. Of this amount, $57.0 million was transferred from the loan portfolio. The unpaid principal balance associated with all loans held for sale was $466.2 million at December 31, 2013 and $901.3 million at December 31, 2012. An unrealized gain on these loans of $7.0 million for the year ended December 31, 2013 and $37.1 million for the year ended December 31, 2012 was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income. None of these loans were 90 days or more past due or on nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value. The amount of residential mortgage loans serviced for others was $18.50 billion at December 31, 2013 and $8.53 billion at December 31, 2012,

Loan Participations
The total amount of loans transferred to third parties as loan participations at December 31, 2013 was $183.4 million, all of which has been recognized as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and its servicing responsibilities.

5. Premises, Leasehold Improvements and Equipment

Premises, leasehold improvements and equipment at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
	(in thousands)
Land and improvements	$1,115	$1,115
Buildings and improvements	11,516	9,491
Leasehold improvements	7,878	7,662
Furniture, fixtures and equipment	39,306	27,045
Total cost	59,815	45,313
Less accumulated depreciation and amortization	(32,896)	(29,251)
Net book value	$26,919	$16,062

6. Other Real Estate and Repossessed Assets

A rollforward of other real estate and repossessed assets for the periods indicated is as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of period	$24,259	$35,622	$31,490
Transfers from loans	6,099	10,280	25,143
Dispositions	(15,657)	(16,623)	(15,836)
Additional impairment	(4,652)	(5,020)	(5,175)
Balance at end of period	$10,049	$24,259	$35,622

The Company maintained a valuation allowance for losses on other real estate and repossessed assets of $3.8 million at December 31, 2013 and $11.5 million at December 31, 2012. The rollforward shown above is net of this valuation allowance.

7. Interest-Bearing Deposits
Interest-bearing deposits at December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Commercial interest checking	$377,631	$—
NOW accounts	566,269	573,133
Savings accounts	40,357	39,915
Money market deposits	698,302	744,791
Brokered money market deposits	51,124	27,840
Time deposits:
Certificates of deposit	472,222	561,998
Brokered certificates of deposit	203,715	199,604
CDARS time deposits	142,835	186,187
Public time deposits	49,582	15,150
Total time deposits	868,354	962,939
Total	$2,602,037	$2,348,618
At December 31, 2013, time deposits in the amount of $100,000 or more totaled $439.9 million compared to $482.2 million at December 31, 2012. Interest expense on time deposits with balances of $100,000 or more was $2.8 million for the year ended December 31, 2013, $2.9 million for the year ended December 31, 2012 and $4.7 million for the year ended December 31, 2011.
Brokered certificates of deposit (“CDs”) are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and net of the related broker placement fees. Brokered CD placement fees of $366,000 at December 31, 2013 and $1.1 million at December 31, 2012 are being amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. As of December 31, 2013, the Company had no brokered CDs that could be called after a lock-out period but before their stated maturity.
During 2013, the Company incurred $366,000 in expense associated with brokered CDs that were called before their stated maturity. During 2012, the Company incurred $437,000 in expense associated with brokered CDs that were called before their stated maturity. During 2011, the Company did not incur any expenses associated with brokered CDs that were called before their stated maturity as no brokered CDs held by the Company had an option to call the CD before its stated maturity.

At December 31, 2013, the scheduled maturities of total time deposits are as follows:

Year	Amount
(in thousands)
2014	$647,307
2015	102,979
2016	77,218
2017	29,069
2018	11,722
Thereafter	59
Total	$868,354

8. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
	(in thousands)
Current tax expense (benefit):
Federal	$(273)	$1,103	$275
State	(236)	2,937	91
Total	(509)	4,040	366
Deferred tax expense (benefit):
Federal	31,102	30,688	5,252
State	7,281	7,017	1,724
Change in valuation allowance	—	—	(80,452)
Total	38,383	37,705	(73,476)
Applicable income tax expense (benefit)	$37,874	$41,745	$(73,110)

Income tax expense (benefit) is different from the amounts computed by applying the federal statutory rate of 35% for the years ended December 31, 2013, 2012 and 2011 to income before income taxes because of the following:

	2013	2012	2011
	(in thousands)
Federal income tax expense at statutory rate	$34,958	$36,276	$6,302
Increase (decrease) in taxes resulting from:
Change in valuation allowance	—	—	(80,452)
State tax expense	4,579	6,470	1,173
Tax-exempt interest income, net of disallowed interest deduction	(2,944)	(1,056)	(1,003)
Residual tax effect of change in beginning of year valuation allowance previously allocated to OCI	—	—	500
Other, net	1,281	55	370
Total	$37,874	$41,745	$(73,110)

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

The Company evaluates the need for a deferred tax asset valuation allowance on an ongoing basis, considering both positive and negative evidence. At December 31, 2011, the Company released its $73.2 million valuation allowance against the net deferred tax assets resulting in a credit to income tax (benefit) expense. Positive evidence included the Company’s earning trends and the prospects that the key drivers of profitability would continue in the future. Improved results were due to growth in mortgage operations, a decrease in the provision for loan losses and growth in the Company's commercial and industrial portfolio. Negative evidence included the Company’s cumulative losses from 2009 through 2011, no available taxes paid in open carryback years and no significant tax planning opportunities to accelerate income. Based on the Company’s assessment of all available evidence, management determined that it was more-likely-than-not that the deferred tax asset would be realized. At December 31, 2013 and December 31, 2012, the Company assessed all the available positive and negative evidence and determined that no valuation allowance was required.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	2013	2012
	(in thousands)
Deferred Tax Assets:
Loans, principally due to allowance for loan losses	$34,291	$36,263
Federal net operating loss and tax credit carry forwards	12,327	11,050
Other real estate owned and repossessed assets	6,256	8,441
Deferred income, principally net loan origination fees	2,705	2,488
State taxes net operating loss carry forwards, net	5,600	5,173
Employee benefits	11,401	15,434
Deferred rent	66	572
Premises, leasehold improvements and equipment, principally due to differences in depreciation	2,287	1,478
Interest expense	—	165
Brokered CD swaps	—	55
Tax effect of other comprehensive income	7,487	—
Other	2,089	302
Gross deferred tax assets	84,509	81,421
Deferred Tax Liabilities:
Mortgage servicing related	(50,078)	(19,455)
Operating leases	(9,729)	(6,553)
Mark-to-market on loans transferred to portfolio	(204)	(225)
FHLB stock dividends	(784)	(802)
Discount accretion	(175)	(277)
Brokered CD swaps	(362)	—
Other	(414)	(450)
Tax effect of other comprehensive income	—	(20,301)
Gross deferred tax liabilities	(61,746)	(48,063)
Net deferred tax assets	$22,763	$33,358

At December 31, 2013, the Company had $101.5 million of Illinois state operating loss carry forwards that will begin to expire in 2024. In addition, the Company had a federal operating loss carry forward of $24.0 million that will begin to expire in 2030, a federal tax credit carry forward of $1.7 million that will begin to expire in 2029 and a $2.3 million alternative minimum tax credit carry forward that can be carried forward indefinitely.

As of December 31, 2013, the Company maintained a reserve for unrecognized tax positions of $34,000, compared to a reserve of $53,000 at December 31, 2012.

The Company is no longer subject to examination by federal tax authorities for the years 2009 and prior because the statute of limitations has expired. The Company, which is located and primarily does business in Illinois, is no longer subject to examination by the Illinois taxing authorities for the years 2009 and prior because the statute of limitations has expired.

The following table provides a rollforward of the Company's unrecognized tax positions for the years ended December 31, 2013 and 2012:

	2013	2012
	(in thousands)
Balance at beginning of period	$53	$37
Additions based on tax positions related to the current year	—	16
Reductions for lapse of statutes of limitations	(19)	—
Balance at end of period	$34	$53

The total amount of unrecognized tax benefits at December 31, 2013 was $34,000, all of which would affect the Company's effective income tax rate if recognized. As of December 31, 2013, the Company believed that it was reasonably possible that $17,000 of unrecognized tax benefits, primarily related to the resolution of potential state tax liabilities, would be reversed in the next twelve months.

9. Borrowings
Short-term:
Short-term borrowings at December 31, 2013 and 2012 consisted of the following:

	2013		2012
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Customer repurchase agreements	$7,238	0.05%	$24,663	0.09%
Federal funds purchased	106,089	0.42	173,356	0.64
FHLB advances	1,265,000	0.11	1,265,000	0.12
Total	$1,378,327	0.17%	$1,463,019	0.19%
Customer repurchase agreements are collateralized financing transactions primarily executed with local Bank clients and with overnight maturities.
FHLB short-term advances at December 31, 2013 and 2012 consisted of the following:

	Interest Rate	Due Date	Earliest Call Date (if applicable)	December 31, 2013	December 31, 2012
	(dollars in thousands)
FHLB overnight advance	0.130%	January 2, 2013	n/a	$—	$665,000
FHLB advance	0.130	January 2, 2013	n/a	—	200,000
FHLB advance	0.070	January 16, 2013	n/a	—	200,000
FHLB advance	0.150	January 23, 2013	n/a	—	200,000
FHLB overnight advance	0.130	January 2, 2014	n/a	365,000	—
FHLB advance	0.120	January 2, 2014	n/a	150,000	—
FHLB advance	0.120	January 2, 2014	n/a	400,000	—
FHLB advance	0.085	December 12, 2014	n/a	350,000	—
Total short-term FHLB advances				$1,265,000	$1,265,000

The following table shows any category of short-term borrowings having an average balance during the period greater than 30% of the stockholders' equity at year-end. During the current reporting period, FHLB short-term advances is the only category meeting this standard.

	2013	2012
	(dollars in thousands)
Daily average balance during the year	$1,168,093	$907,449
Daily average rate during the year	0.13%	0.14%
Maximum amount outstanding at any month end	$1,360,000	$1,265,000
Weighted average interest rate at year end	0.11%	0.12%

At December 31, 2013, subject to available collateral, the Bank had total pre-approved overnight federal funds borrowings of $558.5 million and repurchase agreement lines of $850.0 million. At December 31, 2012, subject to available collateral, the Bank had total pre-approved overnight federal funds borrowings of $213.5 million and repurchase agreement lines of $850.0 million.

Collateral

At December 31, 2013, the FHLB advances were collateralized by $887.1 million of investment securities and blanket liens on $702.0 million of qualified first-mortgage residential loans, multi-family loans, home equity loans and commercial real estate loans. Based on the value of collateral pledged at December 31, 2013, the Bank had additional borrowing capacity at the FHLB of $34.1 million. In comparison, at December 31, 2012, the FHLB advances were collateralized by $530.3 million of investment securities and a blanket lien on $920.1 million of qualified first-mortgage residential, home equity and commercial real estate loans with additional borrowing capacity of $57.1 million.
The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At December 31, 2013, the Bank had pledged $520.4 million of commercial loans as collateral for an available $440.9 million borrowing capacity at the FRB. At December 31, 2013, the Bank had no advances from the FRB. At December 31, 2012, the Bank had pledged $521.2 million of commercial loans as collateral for available borrowing capacity of $441.8 million under the BIC program, with no advances outstanding at December 31, 2012.

10. Junior Subordinated Debentures

The following table summarizes the amount of junior subordinated debentures issued by the Company to TAYC Capital Trust I and TAYC Capital Trust II as of December 31, 2013 and 2012:

	TAYC Capital Trust I	TAYC Capital Trust II
	(dollars in thousands)
Issuance Date	Oct. 21, 2002	June 17, 2004
Maturity Date	Oct. 21, 2032	June 17, 2034
Annual Rate	9.75%	3-mo LIBOR + 2.68%
Amount of Junior Subordinated Debentures:
At December 31, 2012	$45,369	$41,238
At December 31, 2013	45,369	41,238
Amount of Trust Preferred Securities Issued by Trust:
At December 31, 2012	$44,000	$40,000
At December 31, 2013	44,000	40,000

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

In June 2004, the Company formed TAYC Capital Trust II, a wholly-owned subsidiary and a Delaware statutory trust to issue trust preferred securities. TAYC Capital Trust II used proceeds from the sale of these trust preferred securities, along with proceeds from the purchase of the trust's common equity securities, to invest in the floating rate junior subordinated debentures of the Company. The sole assets of TAYC Capital Trust II are the Company’s junior subordinated debentures. The interest rate on both the trust preferred securities and the junior subordinated debentures equals the three-month LIBOR plus 2.68%, and re-prices quarterly on the 17th of September, December, March and June of each year. The interest rate on both the trust preferred securities and the junior subordinated debenture was 2.92% and 2.99% at December 31, 2013 and 2012, respectively.

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

The Company may defer the payment of interest on each of the junior subordinated debentures at any time for a period not exceeding 20 consecutive quarters, provided that the deferral period does not extend past the stated maturity. During any such deferral period, distributions on the corresponding trust preferred securities will also be deferred and the Company’s ability to pay dividends on its common shares will be restricted. The Company also has agreed, consistent with its past practice, to continue to provide its regulators notice before the payment of interest on the junior subordinated debentures related to the trust preferred securities. Issuance costs from each issuance of the trust preferred securities, consisting primarily of underwriting discounts and professional fees, were capitalized and are being amortized over 30 years, or through their respective maturity dates, to interest expense using the straight-line method. At December 31, 2013, unamortized issuance costs related to TAYC Capital Trust I and TAYC Capital Trust II were $1.9 million and $321,000, respectively.

The Company’s obligations with respect to each of the trust preferred securities and the related debentures, in the aggregate, constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of each of the trusts under the respective trust preferred securities.

In accordance with applicable accounting standards, the Company does not consolidate TAYC Capital Trust I and TAYC Capital Trust II in the Company's financial statements. The Company's equity investments in the trusts of $2.6 million at December 31, 2013 and December 31, 2012, are reported in other assets on the Consolidated Balance Sheets.

11. Subordinated Notes

The carrying value of subordinated notes at December 31, 2013 and 2012 is as follows:

	2013	2012
	(in thousands)
Taylor Capital Group, Inc.:
8% subordinated notes issued May 2010, due May 28, 2020	$—	$33,938
Unamortized discount	—	(3,737)
8% subordinated notes issued October 2010, due May 28, 2020	—	3,562
Unamortized discount	—	(397)
Taylor Capital Group, Inc. subordinated notes, net	—	33,366
Cole Taylor Bank:
10% subordinated notes issued September 2008, due September 29, 2016	—	—
Unamortized discount	—	—
Cole Taylor Bank subordinated notes, net	—	—
Total subordinated notes, net	$—	$33,366

On September 24, 2008, the Bank issued $60.0 million principal amount of its 10% subordinated notes. The subordinated notes bore interest at an annual rate of 10% and were scheduled to mature on September 29, 2016, subject to prepayment at the Bank’s option. In addition, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 15 shares of the Company’s common stock at an exercise price of $10.00 per share, subject to customary anti-dilution adjustments. The warrants, which covered an aggregate of 900,000 shares of common stock (before certain anti-dilution adjustments), were scheduled to expire on September 29, 2013.

On May 28, 2010, the Company issued $33.9 million principal amount of its 8% subordinated notes. The subordinated notes bore interest at an annual rate of 8%, and were scheduled to mature on May 28, 2020, subject to prepayment at the Company’s option. As part of the issuance of these notes, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 25 shares of the Company’s common stock at an exercise price of $12.28 per share. The warrants, which covered an aggregate of 848,450 shares of common stock (before certain anti-dilution adjustments), were schedule to expire on May 28, 2015.

On October 21, 2010, the Company issued an additional $3.6 million principal amount of its 8% subordinated notes which bore interest at an annual rate of 8%, payable quarterly, and were scheduled to mature on May 28, 2020, subject to prepayment at the Company’s option. As part of the issuance of these notes, for every $1,000 in principal amount of the subordinated notes, investors received a warrant to purchase 25 shares of the Company’s common stock at an exercise price of $12.28 per share. The warrants, which covered an aggregate of 89,050 shares of common stock (before certain anti-dilution adjustments), were schedule to expire on May 28, 2015.

As of May 25, 2012, the Company exercised its option to convert all of the then-outstanding stock warrants associated with the Bank's 10% subordinated notes into shares of common stock, on a cashless basis, according to the terms of the warrants. For additional disclosure of this transaction, please see Note 12 - "Stockholders' Equity".

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

On June 20, 2013, the Company prepaid in full the outstanding $37.5 million principal amount of its 8% subordinated notes together with accrued interest, plus a prepayment premium equal to 1.5% of the principal of the notes. The aggregate amount of funds required to prepay the notes was $37.5 million principal amount and approximately $604,000 of accrued interest and prepayment premium. In 2013, the Company incurred $5.4 million of early extinguishment of debt expense associated with the unamortized discount, unamortized original issuance costs of the notes and the prepayment premium.

As of June 27, 2013, the Company exercised its option to convert all of the then-outstanding stock warrants associated with the Company's 8% subordinated notes into shares of common stock, on a cashless basis, according to the terms of the warrants. For additional disclosure of this transaction, please see Note 12 - "Stockholders' Equity."

12. Stockholders’ Equity
The following table summarizes the Company's common and preferred stock as of the dates noted:

	December 31, 2013			December 31, 2012
	Authorized/Designated	Issued	Outstanding	Authorized/Designated	Issued	Outstanding
Common Stock:	45,000,000	30,687,528	29,329,530	45,000,000	30,150,040	28,792,042

Preferred Stock:
Series A Preferred	4,000,000	4,000,000	4,000,000	4,000,000	4,000,000	4,000,000
8% Perpetual Non-Cumulative Preferred Stock
Series B Preferred	104,823	—	—	104,823	104,823	104,823
Fixed Rate Cumulative Perpetual Preferred Stock
Nonvoting Preferred	1,350,000	1,282,674	1,282,674	1,350,000	1,282,674	1,282,674
Nonvoting Convertible Preferred Stock
Undesignated Preferred Stock	4,545,177	—	—	4,545,177	—	—
Total Preferred Stock:	10,000,000	5,282,674	5,282,674	10,000,000	5,387,497	5,387,497

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
 In May 2012, the Company exercised its option to convert all of the then-outstanding stock purchase warrants relating to the Bank's 10% subordinated notes into 264,710 shares of common stock, on a cashless basis in accordance with the terms of the warrants. The warrants outstanding at the time of conversion by their terms were originally exercisable on a cash basis for an aggregate of 885,750 shares of the Company’s common stock, before anti-dilution adjustments. No commission or other remuneration was paid in connection with the cashless conversions of the warrants.
Prior to the cashless conversion, holders of this issue of warrants originally relating to an additional 14,250 shares of common stock elected to exercise their warrants. The pre-conversion warrant exercises occurred on various dates and were completed prior to the mailing of the Company’s conversion notice, with a total of 12,750 shares of common stock issued to several holders who elected to exercise the warrants on a cash basis and 443 shares issued to one holder who elected to exercise the warrants on a cashless basis. Proceeds to the Company from the cash exercise of warrants to purchase 12,750 shares as described above were $127,000 which was used for general corporate purposes.
Stock purchase warrants dated May 28, 2010 and October 21, 2010 were issued by the Company in connection with the issuance of its 8% subordinated notes due May 28, 2020, which were prepaid in full, effective June 20, 2013. These warrants were originally exercisable on a cash basis for an aggregate of 937,500 shares of the Company’s common stock, before anti-dilution adjustments. Prior to the Company's June 27, 2013 cashless conversion of their warrants described below, holders elected to exercise warrants related to 203,125 shares (before anti-dilution adjustments) on either a cashless or full cash basis.
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
As described below, certain additional shares of common stock were also issued in conjunction with the conversion of various series of convertible preferred stock in 2011 and 2012.

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

Series A Preferred: In November 2012, the Company designated and issued 4,000,000 shares of its Perpetual Non-Cumulative Preferred Stock, Series A (“Series A Preferred”), with a liquidation preference of $25 per share. The Series A Preferred pays non-cumulative dividends on the liquidation preference amount of $25 per share at an annual rate of 8.0%, when, and if, declared by the board of directors and is included in Tier 1 capital for regulatory capital purposes. Holders of the Series A Preferred do not have voting rights, except with respect to authorizing or increasing senior stock, certain changes in terms of the Series A Preferred, the election of two directors in connection with an extended failure to make dividend payments and as otherwise required by applicable law. As of December 31, 2013, the recorded balance of the Series A Preferred was $100.0 million, which is equal to the aggregate liquidation preference of the stock. Dividends of $9.9 million were declared on the Series A Preferred in 2013 with dividends of $7.7 million paid on the Series A Preferred in 2013. No dividends were declared or paid on the Series A Preferred in 2012.

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

Under the terms of the Series B Preferred, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each holder of Series B Preferred was entitled to receive the liquidation preference per share and the amount of any accrued and unpaid dividends, whether or not declared to the date of payment, out of the Company’s assets or proceeds available for distribution to stockholders of the Company, subject to the rights of any creditors and before any distribution of such assets or proceeds was made to or set aside for the Company’s common stockholders.

In June 2012, the U.S. Treasury completed the public offer and resale of all 104,823 outstanding shares of the Series B Preferred, at a public offering price of $893.50 per share. The public offering price and the allocation of the Series B Preferred in the offering were determined through an auction process that was managed by the underwriters of the offering.

The Company did not submit any bids in the auction or repurchase any of the Series B Preferred and did not receive any proceeds from U.S. Treasury’s resale of the Series B Preferred. The Series B Preferred remained outstanding following U.S. Treasury’s auction, and was held by the purchasers in the auction (or by their transferees if any shares have been further resold since the closing of the auction). The Company remained obligated to pay the dividends payable on the Series B Preferred in accordance with its terms until the Series B Preferred was redeemed by the Company.

As a result of the Company’s participation in the CPP, the Company was subject to U.S. Treasury’s standards for executive compensation and corporate governance, among other things, for the period during which U.S. Treasury held the Series B Preferred. Because U.S. Treasury sold all of the Series B Preferred in the auction, these executive compensation and corporate governance standards were generally no longer applicable on a prospective basis (except with respect to certain restricted stock awards), commencing with periods following the closing of the auction.

In July 2013, the Company repurchased 26,200 shares of the Series B Preferred in a privately negotiated transaction for an aggregate price of $26.2 million, its face liquidation amount, plus approximately $200,000 of accrued but unpaid dividends. This repurchase was funded using available cash on hand of the Company. On October 29, 2013, the Company agreed to repurchase and additional 11,000 shares of the Series B Preferred in two privately negotiated transactions for an aggregate price of $11.0 million, the face liquidation amount of the shares, plus approximately $116,000 of accrued but unpaid dividends. These repurchases were also funded using available cash on hand at the Company.

On November 1, 2013, the Company called for redemption 47,650 shares of the Series B Preferred for an aggregate price of $47.7 million, the face liquidation amount of the shares, plus approximately $708,000 of accrued but unpaid dividends. The shares were redeemed pro rata on December 2, 2013 from current holders and the transaction was funded using available cash on hand at the Company. On November 22, 2013, the Company called for redemption all of the remaining 19,973 shares of the Series B Preferred for an aggregate price of $20.0 million, the face liquidation amount of the shares, plus approximately $105,000 of accrued but unpaid dividends. The shares were redeemed on December 23, 2013 from current holders and the transaction was funded using available cash on hand at the Company.

As of December 31, 2013, there were no shares of the Series B Preferred outstanding. At December 31, 2012 the recorded balance of the Series B Preferred was $103.8 million, which was equal to the aggregate liquidation preference of the stock, net of unamortized discount of $1.7 million plus accumulated but undeclared dividends of $670,000. Prior to the repurchase/redemption of the Series B Preferred, the discount was being accreted as a dividend yield adjustment over five years, the period that the Company expected the Series B Preferred to remain outstanding. During 2013, the total discount accreted as a non-cash dividend was $1.0 million compared to $1.8 million during 2012. The discount amortization decreased net income applicable to common stockholders and the earnings per common share during 2013 and 2012.

The Series B Preferred qualified as Tier 1 capital for regulatory capital purposes while outstanding and paid cumulative compounding dividends at a rate of 5% per year until November 21, 2013, and 9% per year thereafter. During 2013, the Company declared and paid dividends on the Series B Preferred, net of discount amortization, in the amount of $5.0 million per year. During 2012, the Company declared and paid dividends on the Series B Preferred, net of discount amortization, in the amount of $5.2 million per year.

Series C Preferred: In May 2010, the Company designated 1,500,000 and issued 1,276,480 shares of its 8% Non-Cumulative Convertible Perpetual Preferred Stock, Series C ("Series C Preferred"). In December 2011, the Company completed the conversion of all of its outstanding shares of Series C Preferred into 3,517,887 shares of common stock, including 919,249 additional shares issued in accordance with the amended terms of the Series C Preferred. The $8.9 million value attributed to the additional shares was considered an implied non-cash dividend to holders of the Series C Preferred and resulted in no net impact on total stockholders’ equity. This non-cash dividend was recorded as a deduction in arriving at net income applicable to common stockholders on the Consolidated Statement of Income for the year ended December 31, 2011 and was considered in the determination of basic and diluted earnings per common share. Excluding the implied non-cash dividend, dividends declared and paid for the period ended December 31, 2011 totaled $1.9 million and were paid in 235,855 shares of common stock.

Series D Preferred, Series G Preferred and Nonvoting Preferred: In October 2010, the Company designated and issued a total of 405,330 shares of its Nonvoting Convertible Preferred Stock, Series D ("Series D Preferred"), in exchange for 405,330 shares of common stock held by certain investors. In March 2011, in connection with a private placement, the Company designated for issuance 1,350,000 shares of Nonvoting Convertible Preferred Stock, Series G (“Series G Preferred”). Also in March 2011, all outstanding shares of 8% Non-Cumulative Nonvoting Contingent Convertible Preferred Stock, Series F (“Series F Preferred”), were converted into 2,280,000 shares of common stock, and those shares of Series F Preferred held by Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. (collectively, the “Prairie Funds”) were converted into 220,000 shares of Series G Preferred, each at a conversion prices of $10.00 per share, after stockholder approval for such conversion was obtained. As described below, in December 2011, the Company completed the conversion of all its outstanding shares of its 8% Nonvoting Non-Cumulative Convertible Perpetual Preferred Stock, Series E ("Series E Preferred"), into 616,020 shares of Series G Preferred.

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

Warrants to Purchase Common Stock:

At December 31, 2013, the Company had stock purchase warrants issued and outstanding representing holders' rights to acquire an aggregate of 505,479 shares of the Company’s common stock. The warrants were issued in the following transactions:

	Aggregate number of common shares issuable upon exercise of warrant(s)	Aggregate number of common shares issuable upon exercise of warrant(s) as of Dec. 31, 2013	Exercise price	Date exercisable	Expiration date
Warrant:
FIC warrant	505,479	505,479	$19.76	Sept. 29, 2008	Sept. 29, 2018
Detachable warrants issued with Cole Taylor Bank subordinated notes	900,000	—	$—	Mar. 29, 2009	See notes below
Detachable warrants issued with Taylor Capital Group subordinated notes	857,529	—	$—	Nov. 24, 2010	See notes below
Detachable warrants issued with Taylor Capital Group subordinated notes	90,002	—	$—	Oct. 21, 2010	See notes below
TARP warrant	1,510,418	—		Nov. 21, 2008	See notes below
Total	3,863,428	505,479
On September 29, 2008, the Company issued to Financial Investments Corporation (“FIC”) a warrant to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $20.00 per share. The FIC warrant is not transferable or assignable after its initial issuance, and is exercisable at any time up to its September 29, 2018 expiration date. As of December 31, 2013, the warrant had not been exercised. Because certain preferred stock dividends were paid in shares of common stock in 2011, these warrants required anti-dilution adjustments pursuant to their terms which caused the number of shares of common stock that can be purchased under these warrants to increase to an aggregate 505,479 shares and the exercise price for such shares to decline to $19.76 per share.

In connection with the issuance by the Bank of $60.0 million principal amount of its 10% subordinated notes in September 2008, the Company issued detachable warrants to purchase an aggregate amount of 900,000 shares of the Company’s common stock. The exercise price of the warrants was $10.00 and the warrants became exercisable on March 29, 2009 and were set to expire on September 29, 2013. The proceeds from the subordinated notes offering were allocated to the subordinated notes and the warrants based upon their relative fair values. The fair value of the warrants of $4.7 million was credited to surplus resulting in an increase in stockholders’ equity. As of December 31, 2013, all of the warrants related to the subordinated notes issued in September 2008 had been exercised as detailed in the "Common Stock" section of this footnote.

In connection with the issuance by the Company of $33.9 million of subordinated notes in May 2010, the Company issued detachable warrants to purchase an aggregate amount of 848,450 shares of the Company’s common stock. The original exercise price of the warrants was $12.28 per share of common stock and the warrants became exercisable on November 24, 2010 and were set to expire on May 28, 2015. The proceeds from the subordinated notes offering were allocated to the subordinated notes and the warrants based on their relative fair value. The fair value of the warrants totaling $4.4 million at the issuance date of May 2010, net of issuance costs, was credited to surplus in stockholders’ equity resulting in an increase in stockholders’ equity. Because certain preferred stock dividends were paid in shares of common stock in 2011, these warrants required anti-dilution adjustments pursuant to their terms which caused the number of shares of common stock that can be purchased under these warrants to increase to an aggregate 857,529 shares and the exercise price for such shares to decline to $12.15 per share. As of December 31, 2013, all of the warrants related to the subordinated notes issued in May 2010 had been exercised as detailed in the "Common Stock" section of this footnote.

In connection with the issuance by the Company of $3.6 million of subordinated notes in October 2010, the Company issued warrants to purchase an aggregate amount of 89,050 shares of the Company’s common stock. The original exercise price of the warrants was $12.28 per share of common stock and the warrants were exercisable immediately after issuance and were set to expire on May 28, 2015. The proceeds from the subordinated notes offering were allocated to the subordinated notes and the warrants based on their relative fair value. The fair value of the warrants totaling $420,000 at the issuance date of October 21, 2010, net of issuance costs, was credited to surplus in stockholders’ equity resulting in an increase in stockholders’ equity. Because certain preferred stock dividends were paid in shares of common stock in 2011, these warrants required anti-dilution adjustments pursuant to their terms. After these adjustments, the aggregate number of common shares available to purchase under these warrants was 90,002 at the reduced exercise price of $12.15 per share as of December 31, 2013. As of December 31, 2013, all of the warrants related to the subordinated notes issued in October 2010 had been exercised as detailed in the "Common Stock" section of this footnote.

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

13. Other Comprehensive Income
The following table presents OCI for the periods indicated:

	For the Years Ended December 31,
	2013			2012			2011
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains from securities:
Change in unrealized gains and losses on available for sale securities	$(64,510)	$25,249	$(39,261)	$6,152	$(2,910)	$3,242	$69,090	$(13,003)	$56,087
Less: reclassification adjustment for gains included in net income	(5,959)	2,398	(3,561)	(5,464)	2,200	(3,264)	(4,944)	2,026	(2,918)
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	(70,469)	27,647	(42,822)	688	(710)	(22)	64,146	(10,977)	53,169
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(1,570)	690	(880)	7,084	(2,908)	4,176	169	(66)	103
Unrealized gain (loss) from cash flow hedging instruments:
Change in unrealized gain (loss) from cash flow hedging instruments	2,137	(824)	1,313	751	(212)	539	1,189	(219)	970
Less: reclassification adjustment for loss included in net income	—	—	—	—	—	—	896	(367)	529
Change in net unrealized gain (loss) from cash flow hedging instruments	2,137	(824)	1,313	751	(212)	539	2,085	(586)	1,499
Change in net deferred loss from termination of cash flow hedging instruments	—	—	—	—	—	—	(1,260)	499	(761)
Other comprehensive income (loss)	$(69,902)	$27,513	$(42,389)	$8,523	$(3,830)	$4,693	$65,140	$(11,130)	$54,010

The following table presents the change in each component of OCI, net of tax, for the year ended December 31, 2013:

	Net unrealized gains and losses on available for sale securities	Net deferred gains and losses on investment transfer to held to maturity from available for sale	Net unrealized loss from cash flow hedging instruments	Total
	(in thousands)
Balance as of December 31, 2012	$32,234	$4,004	$(32)	$36,206
OCI before reclassification	(39,261)	—	1,313	(37,948)
Amounts reclassified from OCI	(3,561)	(880)	—	(4,441)
Net other comprehensive income (loss)	(42,822)	(880)	1,313	(42,389)
Balance as of December 31, 2013	$(10,588)	$3,124	$1,281	$(6,183)

The following table presents the amount reclassified out of each component of OCI for the year ended December 31, 2013:

Detail of OCI components	Affected line item in the Consolidated Statements of Income	Amount reclassified from OCI
		(in thousands)
Net unrealized gains and losses on available for sale securities:
	Gains on sales of investment securities	$5,959
	Income tax expense	(2,398)
	Net of tax	3,561

Amortization of deferred gains and losses on investment transfer to held to maturity from available for sale:
	Interest income	1,570
	Income tax expense	(690)
	Net of tax	880

Total reclassifications for the period	Net of tax	$4,441

14. Earnings Per Share
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

The following table sets forth the computation of basic and diluted income per common share for the periods indicated.

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands, except per share amounts)
Net income	$62,007	$61,901	$91,115
Preferred dividends and discounts	(15,900)	(7,012)	(9,145)
Implied non-cash preferred dividend	—	—	(10,501)
Net income available to common stockholders	$46,107	$54,889	$71,469
Undistributed earnings allocated to common shares	$43,619	$52,021	$67,227
Undistributed earnings allocated to unvested restricted participating shares	546	510	1,430
Undistributed earnings allocated to preferred participating shares	1,942	2,358	2,812
Total undistributed earnings	$46,107	$54,889	$71,469
Basic weighted-average common shares outstanding	28,807,517	28,294,884	19,474,273
Dilutive effect of stock options	140,856	106,528	25,002
Dilutive effect of warrants	161,916	615,305	—
Diluted weighted-average common shares outstanding	29,110,289	29,016,717	19,499,275
Basic income per common share	$1.51	$1.84	$3.45
Diluted income per common share	1.50	1.79	3.45

Antidilutive shares not included in diluted earnings per common share calculation:
Stock options	152,592	437,119	615,031
Warrants	505,479	505,479	3,805,513
Series C Preferred	—	—	2,598,427

15. Employee Benefit Plans

The Company maintains a 401(k) and Profit Sharing Plan ("401(k) Plan") for its employees. The Company matches certain employee contributions to the 401(k) Plan.  Contributions to the profit sharing feature of the 401(k) Plan are made at the discretion of the board of directors. The 401(k) Plan allows participants a choice of several equity and fixed income mutual funds. Company common stock is not an investment option for 401(k) Plan participants. For the years ended December 31, 2013, 2012 and 2011, contributions paid to the 401(k) Plan were $3.6 million, $2.4 million, and $1.7 million, respectively.

The Company also maintains a non-qualified deferred compensation plan for certain key employees that allows participants to defer a portion of base and incentive compensation. The Company also may make contributions and discretionary matching contributions to the plan. The deferrals and Company contributions are held in a rabbi trust for the participants. While the Company maintains ownership of the assets, the participants are able to direct the investment of the assets into several equity and fixed income mutual funds. Company common stock is not an investment option for the participants. The Company records the assets at their fair value in other assets on the Consolidated Balance Sheets. The liability to participants is recorded in other liabilities on the Consolidated Balance Sheets. Total assets and the corresponding liability in the nonqualified deferred compensation plan totaled $4.3 million and $3.1 million at December 31, 2013 and 2012, respectively.

16. Stock-Based Compensation

At the Annual Meeting of Stockholders held on May 12, 2011, the Company’s stockholders approved the 2011 Incentive Compensation Plan (the “Plan”) which provides for the granting of stock-based compensation awards. The Plan replaced the 2002 Incentive Compensation Plan and increased the total number of shares available for issuance by 1,200,000. Under the Plan, directors, officers and employees selected by the board of directors are eligible to receive awards, including incentive stock options, nonqualified stock options, stock appreciation rights, stock awards and performance awards. As of December 31, 2013, the Company had only issued nonqualified stock options and restricted stock awards under the Plan. As of

December 31, 2013, a total of 1,588,110 shares of common stock were authorized for use in the Plan. As of December 31, 2013, 1,319,515 shares were available for future grants, including forfeitures of prior outstanding issuances. The number of shares available for future grants may increase as any outstanding issuances under the 2002 Plan are either forfeited, terminated or otherwise lapse or expire without the issuance of shares.

Not withstanding the foregoing, under the terms of the merger agreement with MB Financial, the Company may not issue, sell or otherwise permit to become outstanding any additional shares of its common stock or securities convertible or exchangeable into, or exercisable for, any shares of its common stock or any options, warrants, or other rights of any kind to acquire any shares of its common stock with respect to the exercise of merger stock options or warrants or the settlement of equity compensation awards outstanding as of the date of the merger agreement.

During 2013, the Company recognized $2.9 million of stock-based compensation expense which consisted of $2.6 million related to restricted stock grants and $298,000 related to stock options grants. The total effect of stock-based compensation on stockholder's equity in 2013 was $4.5 million, which includes the 2013 expense as well as an additional $1.6 million which had been incorrectly classified in other liabilities at December 31, 2012. This correction had no effect on 2013 or 2012 income before income taxes or net income. In comparison, during 2012, the Company recognized $2.4 million of stock-based compensation expense which consisted of $2.1 million for restricted stock grants and $325,000 for stock option grants, while total stock-based compensation expense in 2011 was $2.6 million which consisted of $2.2 million for restricted stock grants and $430,000 for stock option grants.

Stock Options:

The Company is required to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model and uses the modified Black-Scholes option-pricing model ("Black-Scholes model") for this purpose. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense in the Company’s Consolidated Statement of Income over the requisite service periods, or until the employee or director becomes retirement eligible if that time period is shorter, using a straight-line method. Since stock-based compensation expense is based on awards ultimately expected to vest, the expense is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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
The following is a summary of stock option activity for the year ended December 31, 2013:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2013	763,506	$16.64
Granted	—	—
Exercised	(13,814)	7.56
Forfeited	—	—
Expired	(84,527)	22.02
Outstanding at December 31, 2013	665,165	16.15
Exercisable at December 31, 2013	613,555	16.83
As of December 31, 2013, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $75,000 and the weighted-average period over which these costs are expected to be recognized is approximately 0.6 years.

Valuation Information:

The Company uses the Black-Scholes model for determining the fair value of stock options issued to employees and directors. The determination of the fair value of stock-based payment awards using the Black-Scholes model is impacted by the Company’s stock price on the date of grant as well as several assumptions used as inputs into the model. The assumptions include the risk-free interest rate at grant date, expected stock price volatility, expected dividend payout, and expected option life.

The risk-free interest rate assumption is based upon observed interest rates for the expected term of the Company’s stock options. The expected volatility input into the model takes into account the historical volatility of the Company’s common stock or the expected term of the option. The expected dividend yield assumption is based upon the Company’s historical dividend payout, if any, determined at the date of grant. In addition, the Company used the methodology outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 in determining the expected life of the awards. This methodology takes into account the vesting periods and the contractual term of the award. There were no stock option awards granted during 2011, 2012 or 2013.

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
Generally, the Company grants restricted stock awards that vest upon completion of future service requirements. As a result of the U.S. Treasury's public offer and resale of all of the outstanding shares of Series B Preferred as described above in Note 12 - "Stockholders' Equity", 25% of certain restricted stock awards granted in 2010, 2011 and 2012, according to the TARP rules, were canceled. The fair value of restricted stock awards is equal to the last reported sales price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense for these awards over the vesting period based upon the number of awards ultimately expected to vest.
The following table provides information regarding nonvested restricted stock:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	245,627	$13.81
Granted	309,468	17.11
Vested	(243,660)	15.03
Forfeited or canceled	(2,206)	17.11
Nonvested at December 31, 2013	309,229	16.13
The fair value of restricted stock awards that vested during 2013 was $4.4 million, compared to $2.3 million during the year ended December 31, 2012 and $2.5 million during the year ended December 31, 2011. As of December 31, 2013, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $2.2 million and the weighted-average period over which these costs are expected to be recognized is approximately 1.2 years.

17. Derivative Financial Instruments
The Company uses derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. The Company has used interest rate exchange agreements, or swaps, interest rate exchange swap options, or swaptions, callable interest rate swap agreements, agreements to purchase mortgage-backed securities, or mortgage TBAs, for which it does not intend to take delivery, and interest rate floors, collars and corridors to manage the interest rate risk associated with its commercial loan portfolio, held for sale loans, brokered CDs, cash flows related to FHLB advances, junior subordinated borrowings, repurchase agreements and mortgage servicing associated with Cole Taylor Mortgage. The Company also has interest rate lock commitments and forward loan commitments associated with Cole Taylor Mortgage that are considered derivatives. Periodically, the Company will sell options to a bank or dealer for the right to purchase certain securities held within the Bank’s investment portfolios (covered call options).

A swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating-rate index. A swaption is an option to enter an interest rate swap. In exchange for an option premium, a buyer gains the right but not the obligation to enter into a specified swap agreement with an issuer on a specified future date. A callable interest rate swap agreement is an exchange of cash flows in which one party makes payments based on a fixed interest rate, the counterparty makes payments based on a floating interest rate and the counterparty who pays the fixed interest rate has the right to end the swap before it matures. An interest rate corridor is an agreement in which one party pays an upfront premium to a second party in exchange for future interest payments based on a notional principal amount and the level of a floating-rate index relative to the pre-determined lower and upper bounds of the interest rate corridor. The net effect of the interest rate corridor, when combined with a floating-rate liability, is to lock in a fixed funding cost when the floating-rate index is between the lower and upper bounds of the interest rate corridor. For all types of these agreements, the notional amount does not represent the direct credit exposure. The Company is exposed to credit-related losses in the event of non-performance by the counterparty on the interest rate exchange or floor or collar payment, but does not anticipate that any counterparty will fail to meet its payment obligation.

The following tables describe the derivative instruments outstanding at the dates indicated:

	December 31, 2013
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.21%	1.4 yrs	$2,815
Total fair value hedging derivative instruments	106,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	11.5 yrs	2,084
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	126,920
Non-hedging derivative instruments:
Customer interest rate swap —pay fixed/receive variable	459,878	Pay 2.27% Receive 0.17%	3.8 yrs	(13,051)
Customer interest rate swap —receive fixed/pay variable	459,878	Receive 2.27% Pay 0.17%	3.8 yrs	12,969
Interest rate swaps—mortgage servicing rights	470,000	Receive 1.55% Pay 0.23%	6.4 yrs	(11,703)
Mortgage TBAs	85,000	n/a	0.1 yrs	(1,419)
Interest rate lock commitments	449,333	n/a	0.1 yrs	498
Forward loan sale commitments	680,000	n/a	0.1 yrs	7,760
Total non-hedging derivative instruments	2,604,089
Total derivative instruments	$2,731,009

	December 31, 2012
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.29%	2.4 yrs	$4,854
Callable brokered CD interest rate swaps—pay variable/receive fixed	30,000	Receive 3.43% Pay (0.04)%	12.1 yrs	415
Total fair value hedging derivative instruments	136,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	12.5 yrs	(53)
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	156,920
Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	387,171	Pay 2.54% Receive 0.26%	3.2 yrs	(19,640)
Customer interest rate swap—receive fixed/pay variable	387,171	Receive 2.54% Pay 0.26%	3.2 yrs	18,999
Interest rate swaps – mortgage servicing rights	192,500	Receive 1.62% Pay 0.27%	7.8 yrs	3,786
Interest rate lock commitments	1,097,825	n/a	0.1 yrs	15,318
Forward loan sale commitments	1,501,495	n/a	0.1 yrs	(985)
Total non-hedging derivative instruments	3,566,162
Total derivative instruments	$3,723,082
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

The following table shows the net gains and losses recognized in the Consolidated Statements of Income related to fair value hedging derivatives:

		For the Years Ended December 31,
	Consolidated Statement of Income Location	2013	2012	2011
		(in thousands)
Change in fair value of brokered CD interest rate swaps	Other derivative income	$(2,039)	$(173)	$2,733
Change in fair value of hedged brokered CDs	Other derivative income	2,090	219	(2,821)
Ineffectiveness		$51	$46	$(88)

Change in fair value of callable brokered CD interest rate swaps	Other derivative income	$(416)	$(761)	$1,757
Change in fair value of hedged callable brokered CDs	Other derivative income	863	1,507	(2,049)
Ineffectiveness		$447	$746	$(292)
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
The table below identifies the gains and losses recognized on the Company's interest rate derivatives designated as cash flow hedges:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Derivatives - effective portion recorded in OCI
Interest rate corridors	$—	$804	$1,189
Interest rate swap	2,137	(53)	—
Total	2,137	751	1,189

Derivatives - effective portion reclassified from OCI to income
Interest rate corridors	$—	$—	$896
Interest rate swap	—	—	—
Total	—	—	896

Hedge ineffectiveness recorded directly in income
Interest rate corridors	$—	$(3)	$—
Interest rate swap	—	—	—
Total	$—	$(3)	$—

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
In order to further lessen the price volatility of the mortgage servicing rights asset, the Company may enter into interest rate swaptions. These derivatives allow the company or the counterparty to the transaction the future option of entering into an interest rate swap at a specific rate for a specified duration. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue on the Consolidated Statement of Income in noninterest income.
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
The Company enters into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. Any premiums related to covered call options are recognized in noninterest income. There were no covered call options outstanding as of December 31, 2013.
Amounts included in the Consolidated Statements of Income related to non-hedging derivative instruments were as follows:

		For the Years Ended December 31,
	Consolidated Statement of Income Location	2013	2012	2011
		(in thousands)
Customer interest rate swaps - pay fixed/receive variable	Other derivative income	$6,589	$(135)	$(7,875)
Customer interest rate swaps - pay variable/receive fixed	Other derivative income	(6,030)	(11)	7,606
Interest rate swaps - mortgage servicing rights	Mortgage banking revenue	(14,330)	2,196	489
Interest rate swaptions - mortgage servicing rights	Mortgage banking revenue	2,496	(80)	—
Mortgage TBA	Mortgage banking revenue	(1,419)	—	—
Interest rate lock commitments	Mortgage banking revenue	(14,820)	10,612	4,269
Forward loan sale commitments	Mortgage banking revenue	8,745	4,311	(8,908)

Terminated Derivative Instruments:

Interest rate corridors with the notional amount of $145.0 million were terminated in 2011, with net termination fees of $896,000 recognized in noninterest income for the year ended December 31, 2011. These hedges were terminated because the transaction which they hedged was no longer expected to occur. There were no terminated hedges for the years ended December 31, 2012 or December 31, 2013.

18. Offsetting Assets and Liabilities

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
Information about financial instruments that are eligible for offset in the Consolidated Balance Sheets as of the dates indicated is as follows:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral	Net Amount
	(in thousands)
As of December 31, 2013
Derivative assets	$13,762	$(41)	$13,721	$(5,707)	$—	$8,014
Derivative liabilities	25,773	(41)	25,732	(5,707)	(19,934)	91

As of December 31, 2012
Derivative assets	10,923	(1,869)	9,054	(8,449)	—	605
Derivative liabilities	22,546	(1,869)	20,677	(8,449)	(11,660)	568

19. Fair Value Measurement
The Company has elected to account for residential mortgage loans originated by Cole Taylor Mortgage and designated as held for sale at fair value under the fair value option in accordance with FASB ASC 825 – Financial Instruments. (Any mortgage originated, held in the loan portfolio and then transferred to held for sale is accounted for at the lower of cost or market.) When the Company began to retain MSRs in 2011, an election was made to account for these rights under the fair value option. In addition, any purchased MSRs are accounted for under the fair value option. The Company has not elected the fair value option for any other financial asset or liability.
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
Level 3 – Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no transfers of assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the year ended December 31, 2013.

	As of December 31, 2013
	Total Fair	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale investment securities
U.S. government sponsored agency securities	$14,962	$—	$14,962	$—
Residential mortgage-backed securities	274,650	—	274,650	—
Commercial mortgage-backed securities	127,959	—	127,959	—
Collateralized mortgage obligations	12,698	—	12,698	—
State and municipal obligations	292,038	—	291,531	507
Total available for sale investment securities	722,307	—	721,800	507
Loans	7,447	—	7,447	—
Loans held for sale	416,881	—	416,881	—
Assets held in employee deferred compensation plans	4,267	4,267	—	—
Derivative instruments	17,868	—	17,868	—
Mortgage servicing rights	216,111	—	—	216,111
Mortgage derivative instruments	9,723	—	8,770	953
Liabilities:
Derivative instruments	13,051	—	13,051	—
Mortgage derivative instruments	14,587	—	14,132	455

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

The table below includes a rollforward of the amounts reported on the Consolidated Balance Sheets for the years ended December 31, 2013 and 2012 (including the effect of the measurement of fair value on earnings or OCI) for assets, net of liabilities, measured at fair value on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

	For the Years Ended December 31,
	2013	2012	2013	2012	2013	2012
	Investment Securities		Mortgage Servicing Rights		Mortgage Derivatives, net
	(in thousands)
Beginning balance	$551	$819	$78,917	$8,742	$15,318	$4,706
Total net gains (losses) recorded in:
Net income	—	—	15,774	(1,682)	(14,820)	10,612
Purchases	—	—	48,382	32,365	—	—
Originations	—	—	73,038	39,492	—	—
Maturities	—	(190)	—	—	—	—
Other	(44)	(78)	—	—	—	—
Fair value at period end	$507	$551	$216,111	$78,917	$498	$15,318
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

	As of December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$29,930	$—	$1,145	$28,785
OREO and repossessed assets	5,373	—	—	5,373

	As of December 31, 2012
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$25,766	$—	$15,427	$10,339
OREO and repossessed assets	18,672	—	—	18,672

At December 31, 2013, the Company had $28.8 million of impaired loans and $5.4 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 value of impaired loans during the year ended December 31, 2013, represents sales, payments or net charge-offs of $23.8 million and 10 additional impaired loans with fair value of $42.3 million which reflects the charge to earnings of $11.2 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets during the year ended December 31, 2013 included $2.5 million of additions and $15.8 million of sales/settlements and write-downs which reduced OREO assets classified as Level 3.

At December 31, 2012, the Company had $10.3 million of impaired loans and $18.7 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 in the fair value hierarchy. The change in Level 3 carrying value of impaired loans during the year ended December 31, 2012 represents payments or net chargeoffs of $29.2 million, eight additional impaired loans with fair value of $23.5 million and the related charge to earnings of $12.5 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets during the year ended December 31, 2012 included $6.2 million of additions and $16.3 million of sales/settlements and writedowns.

The following table presents quantitative information about Level 3 fair value measurements as of December 31, 2013:

	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Range of Qualitative Information (Weighted Average)
MEASURED ON A RECURRING BASIS:
Available for sale securities	$507	See (1) below	See (1) below	See (1) below
Mortgage interest rate lock commitments (Mortgage derivative instruments)	498	Sales cash flow	Expected closing ratio	42.00% -94.00% (79.68%)
			Expected delivery price	95.68 bps –107.45 bps (102.02 bps)
Mortgage servicing rights	216,111	Discounted cash flow	Weighted average prepayment speed (CPR) (2)	4.7% – 30.2% (8.1%)
			Weighted average discount rate	10.00% - 16.25% (10.08%)
			Weighted average maturity, in months	48 – 458 (311)
			Delinquencies	0% - 50.00% (0.78%)
			Costs to service	$64 - $265 ($72)
MEASURED ON A NON-RECURRING BASIS:
Loans	29,930	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (3) below	0% - 100%
OREO and repossessed assets	5,373	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (4) below	5% - 20%

(1)	Fair value can be based on discounted cash flow, offer prices or par. Each available for sale security is evaluated on an individual basis.

(2)	CPR or conditional prepayment rate is the proportion of the principal of a pool of loans that is assumed to be paid off prematurely each period.

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

Key economic assumptions used in the measuring of the fair value of the MSRs and the sensitivity of the fair value to immediate adverse changes in those assumptions at December 31, 2013 are presented in the following table:

December 31, 2013
(dollars in thousands except weighted average costs to service)

Weighted average prepayment speed (CPR)	8.1%
Impact on fair value of 10% adverse change	$(6,850)
Impact on fair value of 20% adverse change	$(13,305)

Weighted average discount rate	10.08%
Impact on fair value of 10% adverse change	$(9,235)
Impact on fair value of 20% adverse change	$(17,740)

Weighted average delinquency rate	0.78%
Impact on fair value of 10% adverse change	$(1,224)
Impact on fair value of 20% adverse change	$(2,446)

Weighted average costs to service	$72.00
Impact on fair value of 10% adverse change	$(3,173)
Impact on fair value of 20% adverse change	$(6,346)
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
Subordinated notes:
The subordinated notes issued by the Bank in 2008 and by the Company in 2010, which have each been redeemed, have been valued at the present value of estimated future cash flows using current market rates and credit spreads for an instrument with a like maturity.
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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$90,817	$90,817	$90,817	$—	$—
Available for sale investments	722,307	722,307	—	721,800	507
Held to maturity investments	398,424	376,767	—	376,767	—
Loans held for sale	473,890	474,767	—	474,767	—
Loans, net of allowance	3,566,511	3,686,970	—	8,592	3,678,378
Investment in FHLB and FRB stock	64,612	64,612	—	64,612	—
Accrued interest receivable	16,465	16,465	16,465	—	—
Derivative financial instruments	27,591	27,591	—	26,638	953
Other assets	4,267	4,267	4,267	—	—
Total financial assets	$5,364,884	$5,464,563	$111,549	$1,673,176	$3,679,838
Financial Liabilities:
Deposits without stated maturities	$2,782,629	$2,782,629	$2,782,629	$—	$—
Deposits with stated maturities	868,354	868,354	—	868,354	—
Short-term borrowings	1,378,327	1,378,656	—	1,378,656	—
Accrued interest payable	1,476	1,476	1,476	—	—
Derivative financial instruments	27,638	27,638	—	27,183	455
Junior subordinated debentures	86,607	83,127	47,547	35,580	—
Total financial liabilities	$5,145,031	$5,141,880	$2,831,652	$2,309,773	$455
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$1,474	$1,474	$—	$1,474	$—
Standby letters of credit	308	308	—	308	—
Total off-balance-sheet financial instruments	$1,782	$1,782	$—	$1,782	$—

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$166,385	$166,385	$166,385	$—	$—
Available for sale investments	936,938	936,938	—	936,387	551
Held to maturity investments	330,819	342,231	—	342,231	—
Loans held for sale	938,379	938,379	—	938,379	—
Loans, net of allowance	3,086,112	3,139,173	—	20,735	3,118,438
Investment in FHLB and FRB stock	74,950	74,950	—	74,950	—
Accrued interest receivable	15,506	15,506	15,506	—	—
Derivative financial instruments	43,372	43,372	—	28,054	15,318
Other assets	3,085	3,085	3,085	—	—
Total financial assets	$5,595,546	$5,660,019	$184,976	$2,340,736	$3,134,307
Financial Liabilities:
Deposits without stated maturities	$2,565,403	$2,565,403	$2,565,403	$—	$—
Deposits with stated maturities	962,939	964,947	—	964,947	—
Short-term borrowings	1,463,019	1,463,002	—	1,463,002	—
Accrued interest payable	3,191	3,191	3,191	—	—
Derivative financial instruments	20,678	20,678	—	20,678	—
Junior subordinated debentures	86,607	70,982	46,367	24,615	—
Subordinated notes, net	33,366	37,549	—	37,549	—
Total financial liabilities	$5,135,203	$5,125,752	$2,614,961	$2,510,791	$—
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$3,572	$3,572	$—	$3,572	$—
Standby letters of credit	437	437	—	437	—
Total off-balance-sheet financial instruments	$4,009	$4,009	$—	$4,009	$—
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

20. Commitments and Financial Instruments with Off-Balance Sheet Risks

Commitments:

The Company is obligated in accordance with the terms of various long-term non-cancelable operating leases for certain premises (land and building) and office space and equipment, including the Company’s principal offices. The terms of the leases generally require periodic adjustment of the minimum lease payments based on an increase in the consumer price index. In addition, the Company is obligated to pay the real estate taxes assessed on the properties and certain maintenance costs. Certain of the leases contain renewal options for periods of up to five years. Total rental expense for the Company in connection with these leases for the years ended December 31, 2013, 2012 and 2011 was approximately $7.0 million, $5.9 million, and $5.2 million, respectively. Estimated future minimum rental commitments under all operating leases as of December 31, 2013 are as follows:

Year	Amount
(in thousands)
2014	$8,059
2015	5,898
2016	5,827
2017	5,841
2018	4,096
Thereafter	8,053
Total	$37,774

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

The Company mitigates its exposure to credit risk through its internal controls over the extension of credit. These controls include the process of credit approval and review, the establishment of credit limits, and, when deemed necessary, securing collateral. Collateral held varies but may include deposits held in financial institutions; U.S. Treasury securities; other marketable securities; income-producing commercial or multi-family rental properties, vacant land or land under development; accounts receivable; inventories; and property, plant and equipment. The Company manages its exposure to interest rate risk generally by setting variable rates of interest on extensions of credit and administered rates on interest-bearing non-maturity deposits and, on a limited basis, by using derivative financial instruments to offset existing interest rate risk of its assets and liabilities.

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

At December 31, 2013 and 2012, the contractual amounts were as follows:

	2013	2012
	(in thousands)
Financial instruments wherein contract amounts represent credit risk:
Commitments to extend credit	$1,012,181	$866,203
Financial guarantees:
Financial standby letters of credit	63,075	71,614
Performance standby letters of credit	3,231	6,051

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

The Company issues financial guarantees in the form of financial and performance standby letters of credit to meet the needs of customers. Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment of a specified financial obligation of a customer to a third party. Performance standby letters of credit are conditional commitments issued by the Company to make a payment to a specified third party in the event a customer fails to perform under a non-financial contractual obligation. The terms of these financial guarantees primarily range from less than one year to three years. A contingent liability is recognized if it is probable that a liability has been incurred by the Company under a standby letter of credit. The credit risk involved in issuing these letters of credit is essentially the same as that involved in extending loan facilities to customers. Management expects most of the Company’s letters of credit to expire undrawn. Management expects no significant loss from its obligation under these financial guarantees to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At December 31, 2013 and 2012, the Company had established a reserve of $1.5 million and $3.6 million, respectively, for unfunded commitments because it was probable that a liability had been incurred by the Company under standby letters of credit that have not yet been funded. The Company had $273,000 of letters of credit outstanding related to nonaccrual and impaired loans as of December 31, 2013.

We currently maintain a mortgage loan repurchase reserve, which is a liability on our consolidated balance sheets, to reflect our best estimate of expected losses that we will incur on mortgage loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. The balance of this reserve was $4.8 million at December 31, 2013 and $2.9 million at December 31, 2012.

21. Regulatory Disclosures

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 Capital to average assets (as all terms are defined by regulation). As of December 31, 2013 and 2012, the Bank was considered “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized “well-capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. At December 31, 2013, there were no conditions or events that management believes would have changed the Bank’s status as well-capitalized.

The Company’s and the Bank’s actual and required capital amounts and ratios as of December 31, 2013 and 2012 are presented in the following table:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well-capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2013
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$591,908	12.65%	>$374,262	>8.00%	>$467,828	>10.00%
Cole Taylor Bank	554,242	11.90%	>372,689	>8.00%	>465,861	>10.00%
Tier 1 Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	533,123	11.40%	>187,131	>4.00%	>280,697	>6.00%
Cole Taylor Bank	495,699	10.64%	>186,344	>4.00%	>279,517	>6.00%
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	533,123	9.18%	>232,249	>4.00%	>290,311	>5.00%
Cole Taylor Bank	495,699	8.57%	>231,366	>4.00%	>289,208	>5.00%
As of December 31, 2012
Total Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	$685,998	16.27%	>$337,408	>8.00%	>$421,761	>10.00%
Cole Taylor Bank	548,513	13.05%	>336,172	>8.00%	>420,215	>10.00%
Tier 1 Capital (to Risk Weighted Assets):
Taylor Capital Group, Inc. – Consolidated	599,504	14.21%	>168,704	>4.00%	>253,056	>6.00%
Cole Taylor Bank	495,575	11.79%	>168,086	>4.00%	>252,129	>6.00%
Leverage (to Average Assets):
Taylor Capital Group, Inc. – Consolidated	599,504	11.14%	>215,267	>4.00%	>269,084	>5.00%
Cole Taylor Bank	495,575	9.24%	>214,436	>4.00%	>268,045	>5.00%

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

22. Litigation
 We are from time to time a party to litigation arising in the normal course of business. As of the date of this report, management knows of no pending or threatened legal actions against the Company, or to which any of our property is subject, that is likely to have a material adverse effect on our business, financial position or results of operations.
On July 26, 2013, a class action complaint, captioned James Sullivan v. Taylor Capital Group, Inc., et al., was filed under Case No. 2013-CH-17751 in the Circuit Court of Cook County, Illinois (the “Court”), against the Company, its directors and MB Financial (collectively, the “Defendants”) challenging the pending MB Financial/Taylor Capital merger. On August 8,

2013, a second class action complaint, captioned Dennis Panozzo v Taylor Capital Group, Inc., et. al., was filed under Case No. 2013-CH-18546 in the Court against the Defendants. Subsequently, the two cases were consolidated pursuant to court order under the first-filed Sullivan case number (as so consolidated, the “Action”). On October 24, 2013, the plaintiffs in the Action (the “Plaintiffs”) filed a consolidated amended complaint. The complaint alleged, among other things, that the Company’s directors breached their fiduciary duties to the Company and its stockholders by agreeing to the proposed merger at an unfair price pursuant to a flawed sales process, by agreeing to terms with MB Financial that discouraged other bidders and by issuing a preliminary joint proxy statement/prospectus, included in the Form S-4 registration statement filed with the SEC by MB Financial, that purportedly omitted material information. Plaintiffs further alleged that certain of the Company’s directors and officers were not independent or disinterested with respect to the proposed merger. Plaintiffs also alleged that MB Financial aided and abetted the Company’s directors' breaches of fiduciary duties. The complaint sought, among other things, an order enjoining the defendants from consummating the merger, as well as attorneys' and experts' fees and certain other damages.
On February 17, 2014, solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted in the Action to rest, the Defendants entered into a memorandum of understanding (the “MOU”) with the Plaintiffs regarding the settlement of the Action pursuant to which the Company and MB Financial agreed to make certain supplemental disclosures concerning the proposed merger, which each of the Company and MB Financial did in a Current Report on Form 8-K filed by each of them on February 18, 2014 (the “Form 8-Ks”). Nothing in the MOU, any settlement agreement or any public filing, including the Form 8-Ks, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained therein or in any public filing associated with the proposed settlement of the Action.
The MOU also provides that, solely for purposes of settlement, the Court will certify a class consisting of all persons who were record or beneficial stockholders of the Company when the proposed merger was approved by the Company’s Board or any time thereafter (the “Class”). In addition, the MOU provides that, subject to approval by the Court after notice to the members of the Class (the “Class Members”), the Action will be dismissed with prejudice and all claims that the Class Members may possess with regard to the proposed merger, with the exception of claims for statutory appraisal, will be released. In connection with the settlement, the Plaintiffs’ counsel have expressed their intention to seek an award by the Court of attorneys’ fees and expenses. The amount of the award to the Plaintiffs’ counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid by MB Financial or that any stockholder of the Company will receive in the proposed merger. There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Court will approve the settlement even if the parties enter into such an agreement. In the absence of either event, the proposed settlement as contemplated by the MOU may be terminated.
The Defendants continue to believe that the Action is without merit, have vigorously denied, and continue to vigorously deny, all of the allegations of wrongful or actionable conduct asserted in the Action, and the Company’s board of directors vigorously maintains that it diligently and scrupulously complied with its fiduciary duties, that the joint proxy statement/prospectus, dated January 14, 2014, mailed to the stockholders of the Company and MB Financial is complete and accurate in all material respects and that no further disclosure is required under applicable law.
Based on information currently available, consultations with counsel and established reserves, we believe that the eventual outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

23. Parent Company Only Financial Statements

Summarized financial information of Taylor Capital Group, Inc. is as follows:

BALANCE SHEETS (in thousands)

	December 31,
	2013	2012
ASSETS
Deposits with bank subsidiary	$21,759	$122,174
Short-term investments	—	400
Investment in bank subsidiary	509,846	539,737
Investment in non-bank subsidiaries	2,610	2,610
Other assets	20,318	15,154
Total assets	$554,533	$680,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest, taxes and other liabilities	$3,375	$499
Junior subordinated debentures	86,607	86,607
Subordinated notes, net	—	33,366
Stockholders’ equity	464,551	559,603
Total liabilities and stockholders’ equity	$554,533	$680,075

STATEMENTS OF INCOME (in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Income:
Interest on deposits with subsidiary bank	$1,118	$598	$189
Dividends from subsidiary bank	64,000	—	—
Dividends from non-bank subsidiary	171	173	171
Total income	65,289	771	360
Expenses:
Interest	7,405	9,288	9,177
Salaries and employee benefits	41	53	63
Legal fees, net	2,599	385	406
Early extinguishment of debt	5,380	—	—
Other	2,518	3,160	2,364
Total expenses	17,943	12,886	12,010
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	47,346	(12,115)	(11,650)
Income tax benefit	5,514	4,644	12,189
Equity in undistributed net income of subsidiaries	9,147	69,372	90,576
Net income	$62,007	$61,901	$91,115

STATEMENTS OF CASH FLOWS (in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$62,007	$61,901	$91,115
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of stock-based compensation	(257)	89	63
Equity in undistributed net income of subsidiary	(9,147)	(69,372)	(90,576)
(Gain) loss on other real estate	(441)	275	(119)
Changes in assets and liabilities:
Deferred taxes	—	—	(12,017)
Other assets	(5,005)	2,091	156
Amortization of subordinated notes discount	4,134	352	316
Other liabilities	844	(251)	147
Net cash provided by (used in) operating activities	52,135	(4,915)	(10,915)
Cash flows from investing activities:
Capital contributed to subsidiary bank	—	—	(25,000)
Net proceeds from sales of other real estate and repossessed assets	825	1,128	5,289
Other, net	802	(253)	281
Net cash (used in) provided by investing activities	1,627	875	(19,430)
Cash flows from financing activities:
Preferred stock dividends paid	(12,890)	(5,241)	(5,983)
Repurchase of TARP warrant	—	(9,839)	—
Repurchase/redemption of Series B preferred stock	(104,823)	—	—
Net proceeds from the issuance of warrants	307	—	81
Net proceeds from preferred stock issuance	(47)	96,475	24,350
Net proceeds from the issuance of common stock - rights offering	—	(96)	33,800
Net proceeds from the issuance of common stock - sub debt warrant exercise	—	127	—
Issuance of restricted stock grants, net of forfeitures	—	1	—
Repayment of subordinated notes	(37,500)	—	—
Proceeds from the exercise of stock options	376	169	9
Net cash (used in) provided by financing activities	(154,577)	81,596	52,257
Net increase (decrease) in cash and cash equivalents	(100,815)	77,556	21,912
Cash and cash equivalents, beginning of year	122,574	45,018	23,106
Cash and cash equivalents, end of year	$21,759	$122,574	$45,018

24. Segment Reporting
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

The Banking operating segment includes commercial banking, asset-based lending, equipment finance, retail banking and all other functions that support those units. The Mortgage Banking operating segment originates mortgage loans for sale to investors and for the Company’s portfolio through its retail and third party channels. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The Other segment includes subordinated debt expense, certain parent company activities, expenses related to the pending merger with MB Financial and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments. The income tax benefit resulting from the reversal of the Company’s net deferred tax asset valuation allowance in 2011 is included in the Other segment.

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
The following table presents financial information for the Company’s operating segments and the Other category as of the dates indicated:

	Banking			Mortgage Banking			Other*			Consolidated Total
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in thousands)
Net interest income (loss)	$155,110	$147,328	$144,631	$24,173	$16,262	$5,389	$(6,287)	$(13,704)	$(15,606)	$172,996	$149,886	$134,414
Provision for loan losses	2,681	9,232	48,849	(281)	318	409	—	—	—	2,400	9,550	49,258
Total noninterest income	34,887	29,247	28,681	122,874	125,627	20,390	171	173	171	157,932	155,047	49,242
Total noninterest expense	103,073	105,050	92,193	113,658	83,017	24,200	11,916	3,670	—	228,647	191,737	116,393
Income (loss) before income taxes	84,243	62,293	32,270	33,670	58,554	1,170	(18,032)	(17,201)	(15,435)	99,881	103,646	18,005
Income tax expense (benefit)	33,277	24,605	12,746	9,318	21,028	445	(4,721)	(3,888)	(86,301)	37,874	41,745	(73,110)
Net income (loss)	$50,966	$37,688	$19,524	$24,352	$37,526	$725	$(13,311)	$(13,313)	$70,866	$62,007	$61,901	$91,115
Total average assets	$4,713,987	$4,241,255	$4,225,516	$1,060,348	$742,192	$187,813	$4,084	$3,793	$3,673	$5,778,419	$4,987,240	$4,417,002
Average loans	3,125,383	2,739,009	2,781,513	253,423	254,191	63,464	—	—	—	3,378,806	2,993,200	2,844,977
Average held for sale loans	—	—	—	603,253	401,788	106,764	—	—	—	603,253	401,788	106,764

*	The Other category includes subordinated note expense, certain parent company activities, expenses related to the pending merger with MB Financial and residual income tax expense (benefit).

25. Business Combinations
On July 15, 2013, the Company announced that it had entered into a merger agreement with MB Financial. The agreement provides that, subject to the conditions set forth in the merger agreement and briefly described below, the Company will merge with and into MB Financial, with MB Financial as the surviving corporation. Immediately following the merger, the Bank will merge with MB Financial's wholly owned subsidiary bank, MB Financial Bank, N.A.
In the merger, each share of the common stock and each share of nonvoting preferred stock of the Company will be converted into the right to receive (1) 0.64318 of a share of the common stock of MB Financial and (2) $4.08 in cash. All "in-the-money" Company stock options and warrants outstanding will be canceled in exchange for a cash payment as provided in the agreement, as will all then-outstanding unvested restricted stock awards of the Company. However, the cash consideration paid for the restricted stock awards will remain subject to vesting or other lapse restrictions. Each share of the Company's outstanding Series A Preferred, will be exchanged for a share of a series of MB Financial preferred stock with substantially identical terms.
The completion of the merger is subject to customary conditions, including approval by the Company's and MB Financial's stockholders and the receipt of required regulatory approvals. The merger is expected to be completed in the first half of 2014.

26. Subsequent Events
We have been notified by our primary banking regulators that the Bank may be cited with a violation of Section 5 of the Federal Trade Commission Act.  The potential violation relates to the checking account opening process associated with our former deposit program relationship with an organization that provides electronic financial disbursements and payment services to the higher education industry (the “Former Counterparty”).  We exited this relationship in the third quarter of 2013. A violation of Section 5 of the Federal Trade Commission Act could result in the imposition of civil money penalties against the Bank, and may possibly impose a secondary obligation to make restitution to account holders affected by the violation.  To the extent we ultimately would be required to make any financial restitution as a result of the potential violation, the Former Counterparty is obligated to reimburse us pursuant to a contractual indemnification agreement.  If any civil money penalties are imposed upon us they would not be reimbursed to us through indemnification or otherwise.  Given the preliminary status of the notification, we are unable to reasonably estimate a range of potential financial impact from this matter, if any.  However, we do not currently expect that the impact of this potential regulatory violation will have a material impact on our financial position or results of operations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria established in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, is included under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Taylor Capital Group, Inc.:
We have audited Taylor Capital Group, Inc.‘s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Taylor Capital Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Taylor Capital Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 7, 2014

Item 9B. Other Information

None.

TAYLOR CAPITAL GROUP, INC.

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors of the Company
Set forth below is information concerning each member of the Board of Directors of the Company, including his or her age, year first elected or appointed as a director, position with the Company, if applicable, qualifications to serve on the Board and business experience. Unless otherwise specified, each position currently held by a director has been held for at least five years. In addition, there are no arrangements or understandings between any of our directors and any other person pursuant to which any of our directors have been selected as a director. Further, except as noted below, no member of the Board is related to any other member of the Board or executive officer, and no director has been a director of another “public corporation” (i.e., subject to the reporting requirements of the Exchange Act), or of any investment company within the past five years. The Company’s directors are elected annually at the Company’s annual meeting of stockholders for a term lasting until the Company’s next annual meeting of stockholders and until their respective successors are duly elected and qualified.

Name	Age	Position With Company
Bruce W. Taylor	58	Chairman and Director
Mark A. Hoppe	60	Chief Executive Officer, President and Director
Harrison I. Steans	78	Director
Ronald L. Bliwas	71	Director
C. Bryan Daniels	55	Director
Ronald Emanuel	67	Director
M. Hill Hammock	67	Director
Elzie L. Higginbottom *	72	Director
Michael H. Moskow	76	Director
Louise O’Sullivan	68	Director
Shepherd G. Pryor, IV	67	Director
Jennifer W. Steans	50	Director
Jeffrey W. Taylor	61	Vice Chairman and Director
Richard W. Tinberg	63	Director
_______________________
* Mr. Higginbottom resigned from the Board effective March 6, 2014.
Bruce W. Taylor has served as our Chairman since November 2006 and has been a director of the Company since its inception in 1997. He also served as our Chief Executive Officer from November 2006 until March 2010 and President from 1997 until January 2008. In addition, Mr. Taylor is the Chairman of the Bank and served as the Bank’s President and Chief Executive Officer from 1994 until January 2008. He also served in various roles from 1984 until 1997 at Cole Taylor Financial Group (“CTFG”), the predecessor holding company of the Bank, and the Bank. Mr. Taylor is a member of the World Presidents’ Organization, governing commission of the Hillels of Illinois, board of governors of the Metropolitan Planning Council, Midwest trustee of the Boys and Girls Clubs of America and is a director of MTL Insurance Company, a life insurance and annuity company located in Oak Brook, Illinois. He is also a past Chairman of the Board of the Chicago Center for Family Health and the Illinois Bankers Association. Mr. Taylor is the brother of Jeffrey W. Taylor.
Mark A. Hoppe was appointed Chief Executive Officer of the Company on March 31, 2010. He has served as President and a director of the Company and the President, Chief Executive Officer and director of the Bank, since February 2008. Prior to joining the Company, Mr. Hoppe served in a variety of different management positions since 1981 with LaSalle Bank, N.A., a bank headquartered in Chicago, Illinois, including as its Executive Vice President from 1994 to 2001. He also served as an Executive Vice President of LaSalle Bank Midwest, N.A., a wholly-owned subsidiary bank of LaSalle Bank headquartered in Troy, Michigan, from 2001 to 2005, and as its Chief Executive Officer from 2005 to 2007. Mr. Hoppe also served as the Vice Chairman of LaSalle National Leasing Corporation, a full-service leasing company based in Towson, Maryland, that specialized in equipment financing solutions for commercial companies and municipalities, from its inception in 1996 until 2007.
Harrison I. Steans has served as a director of the Company since September 2008. Mr. Steans is the Chairman of the executive committee of Financial Investments Corporation, a private asset management firm (“FIC”), and Chairman of the Steans Family Foundation. From 1967 through 1988, Mr. Steans was Chairman of NBD Illinois, Inc. and its predecessor institutions. During his tenure there, the organization grew from a single $40 million bank to a six-bank holding company with assets exceeding $1.8 billion. In 1987, the bank holding company was sold to NBD Corporation, now part of the J.P. Morgan Chase organization. From 1973 through 1978, he was also Chairman of LaSalle National Bank. Mr. Steans’ business affiliations include service as a director of MCS AMS Holdings LLC (formerly known as Mortgage Contracting Services, LLC), Provest Holdings, LLC, Elektra Holding Company, LLC, Boulevard Healthcare, LLC, and USAmeribancorp, Inc., a privately-held Tampa Bay area middle-market bank. He also serves on the advisory board of Siena Capital. Mr. Steans’ affiliations with non-profit organizations include serving as Life Trustee of DePaul University, Highland Park Hospital, and Ravinia Festival. In addition, he serves as trustee of the civic committee of the Commercial Club, the Chicago Humanities Festival, New Schools for Chicago, Harris Theatre of Music and Dance, The Ounce of Prevention Fund and the Chicago Botanic Garden. Mr. Steans graduated cum laude from Princeton University in 1957 with a B.A. degree in economics. Mr. Steans is the father of Jennifer W. Steans.
Ronald L. Bliwas has served as a director of the Company since April 2004, and as a member of the Corporate Governance and Nominating Committee since November 2004. In February 2013, Mr. Bliwas was appointed to the Compensation Committee. Mr. Bliwas is the Chairman of A. Eicoff & Company, a leading Chicago advertising agency that specializes in broadcast advertising and is a division of Ogilvy & Mather. Mr. Bliwas is a past director of the University of Arizona’s national board of advisors, the Friends of Prentice Women’s Hospital & Maternity Center of Northwestern Memorial Hospital Foundation and the Illinois Institute of Technology’s board of directors. He is currently on the advisory board of Gold Eagle Company, a privately-held manufacturer of engine performance and maintenance chemicals based in Chicago, Illinois. Mr. Bliwas was formerly a member of the board of directors of the Direct Marketing Association, having served as Chairman in 2004 and 2005, and was elected to the DMA Hall of Fame in 2007.
C. Bryan Daniels has served as a director of the Company since March 2009. Mr. Daniels is the co-founder and principal of Prairie Capital Mezzanine Funds, L.P., Prairie Capital II, L.P., Prairie Capital III, L.P., Prairie Capital III QP, L.P., Prairie Capital IV, L.P., Prairie Capital IV QP, L.P., Prairie Capital V, L.P. and Prairie Capital V QP, L.P. Prairie Capital is a Chicago-based private equity firm focused on the lower-end of the middle market. Mr. Daniels has served as a director of the Bank since January 2009. He also serves as a director on the boards of the Chicago Deferred Exchange Company, ProVest Holdings, LLC, R3 Education, Inc., Northfield LLC, TeacherMatch LLC, Riverchase Dermatology and Cosmetic Surgery LLC, and PBE Holdings LLC. Mr. Daniels is also a member of the board of advisors of Siena Capital Partners, Affy Tapple and Creation Investments. He sits on the Investment Committee Advisory Board of Community Bancorp and is a member of the visiting committee of the Physical Science Department of the University of Chicago.
Ronald Emanuel has served as a director of the Company since its inception in 1997 and a director of the Bank since 1984. In addition, Mr. Emanuel has served as a member of the Audit Committee (including the prior joint committee for the Company and the Bank) since 1997 and as a member of the Corporate Governance and Nominating Committee since January 2006. From 2002 until 2009, Mr. Emanuel had been President of ATI Carriage House, Inc., and since 2010, Mr. Emanuel has been President of ATI Capital, an investment company and the successor of ATI Carriage House, Inc.
M. Hill Hammock has served as a director of the Company since August 2008, as a member of the Compensation Committee since March 2009 (and its Chairperson since November 2012), as a member of the Audit Committee since November 2009 and as a member of the Enterprise Risk Committee since its formation in April 2013. Mr. Hammock served as the Chief Administrative Officer of the Chicago Public Schools from 2007 to 2009 and also served as Vice Chairman and Chief Operating Officer of LaSalle Bank, N.A. from 1997 to 2006. Mr. Hammock is a former member of the PricewaterhouseCoopers National advisory council, is Chairman of the Chicago Deferred Exchange Company, a provider of Section 1031 exchange services, and Chair of the advisory committee of VERIT Advisors, L.L.C., which advises companies on the formation of ESOPs. Mr. Hammock is a member of the Commercial Club of Chicago and Metropolis 2020. Mr. Hammock is also a board member of the Better Government Association, the Civic Federation and the Chicago Sunday Evening Club. Mr. Hammock is past chair of the Chicago Shakespeare Theater, the Metropolitan Planning Council of Chicago, and the Chicago History Museum. Mr. Hammock is also a member of the visiting committee for the University of Chicago Harris School of Public Policy and a member of the Economic Club of Chicago. Mr. Hammock is a past president of the Bankers Club of Chicago, the University of Illinois at Chicago Business advisory council, and Leadership Greater Chicago. Mr. Hammock earned his MBA from the University of Chicago’s Graduate School of Business and his bachelor’s degree in applied mathematics from Georgia Tech.
Elzie L. Higginbottom served as a director of the Company from October 2010 and a director of the Bank from 1995 until his resignation from such boards effective March 6, 2014. Mr. Higginbottom is the President and Founder of East Lake Management and Development Corp. As a principal of East Lake, Mr. Higginbottom is involved in real estate financing, development and management of single, multifamily and commercial real estate. Mr. Higginbottom is also a former member of the Cook County Housing Authority Board, former trustee of the University of Wisconsin Athletic Board and former Co-

Chairman of the Governor’s Workforce Investment Board. Mr. Higginbottom is a graduate of the University of Wisconsin with a major in economics. The Company benefited greatly from Mr. Higginbottom’s contributions to the respective boards of the Company and the Bank during his tenure, including his considerable experience in real estate management and development.
Michael H. Moskow has served as a director of the Company since November 2008, on the Nominating and Corporate Governance Committee since November 2009, as Chairperson of the Nominating and Corporate Governance Committee, as Chairperson of the Enterprise Risk Committee since its formation in April 2013 and as lead director in connection with meetings of the independent directors since November 2009. Mr. Moskow is the Vice Chairman and Senior Fellow on the Global Economy at the Chicago Council on Global Affairs. Mr. Moskow served as President and Chief Executive Officer of the Federal Reserve Bank of Chicago from 1994 to 2007. In that capacity, he was a member of the Federal Open Market Committee, the Federal Reserve System’s most important monetary policymaking body. Mr. Moskow is a member of several boards of directors, including Commonwealth Edison (a subsidiary of Exelon) and Discover Financial Services. Mr. Moskow is also Chairman of the Board, Japan America Society of Chicago, and serves on the boards of directors of Metropolis Strategies, Illinois Council on Economic Education, National Futures Association, World Business Chicago, Chicagoland Chamber of Commerce and National Bureau of Economic Research. He also serves on advisory boards at the Kellogg Graduate School of Management at Northwestern University (Dean’s Advisory Board), The Edgewater Funds, BCA Research, Inc., The CME Group’s Competitive Markets Advisory Council and Promontory Financial Group.
Louise O’Sullivan has served as a director of the Company since December 2004 and has been a member of the Compensation Committee since July 2006. Ms. O’Sullivan founded Prime Advantage in 1998, following more than 20 years of successful leadership experience in industrial manufacturing. Prime Advantage is a privately-held manufacturers’ buying consortium that leverages a large, unified network of original equipment manufacturers. Previously, she was President of the Groen Company (a subsidiary of the Dover Corporation), a major manufacturer of commercial food service and industrial processing equipment. Ms. O’Sullivan serves as a director emeritus on the University of Chicago’s Graduate School of Business Entrepreneurial Advisory Board.
Shepherd G. Pryor, IV has served as a director of the Company and a member of the Audit Committee since September 2003, as Chairperson of the Corporate Governance and Nominating Committee from November 2004 to November 2009, as Chairperson of the Audit Committee since November 2009 and a member of the Enterprise Risk Committee since its formation in April 2013. Mr. Pryor acted as lead director in connection with meetings of the independent directors from September 2004 to November 2009. He served on the board of directors of Hartford Computer Group, a provider of computer repair services, from 2010 to 2012, and the board of directors of Joway Health Industries Group, Inc. and its audit committee from 2011 until September 2013. Mr. Pryor has worked on four continents as an independent management consultant with his own firm, Shepherd G. Pryor, IV Management Consulting, since 1991, and has provided services to boards of directors through Board Resources, a division of TeamWork Technologies, since 2002. He has served as a member of the board of directors since 2008 of Ulteig Engineers, Inc., Chairman of its compensation committee since 2008 and Chairman of the Board since 2011. In the past, Mr. Pryor served as lead director on the board of Archibald Candy Corporation, a manufacturer and retailer, from 2002 until 2006, and on the board of HCI Direct, Inc. from 2002 until its sale in 2007. Mr. Pryor also served on the board of directors and audit committee of Petrolane, Inc., a propane distributor and retailer from 1992, until its sale to Amerigas in 1995. Mr. Pryor was employed in the banking industry from 1971 to 1991, including at The First National Bank of Chicago from 1971 to 1977, and as SVP-Deputy Group Head for Corporate Banking at Wells Fargo Bank, N.A. from 1977 to 1991. Mr. Pryor is a member of the National Association of Corporate Directors (“NACD”), designated as a Board Leadership Fellow, and a former NASD arbitrator. Mr. Pryor is a founding board member and former president of the Music Arts School in Highland Park, Illinois and a senior founding member of Resurrection Home Health Foundation. In addition, Mr. Pryor is a visiting professor at Keller Graduate School of Management.
Jennifer W. Steans has served as a director of the Company since September 2008. Ms. Steans is the President of FIC. From 1989 through 1992, Ms. Steans served as a consultant for the management consulting arm of Deloitte & Touche. Ms. Steans then served as Treasurer of Prime Graphics, Inc., until founding FIC in 1994. Ms. Steans is the current Chairman of USAmeriBancorp, Inc., a privately-held Tampa Bay area middle-market bank, and MCS AMS Holdings (formerly known as Mortgage Contracting Services, LLC). Her other current business affiliations include service as a director of Boulevard Healthcare, LLC and ProVest Holdings, LLC. In addition, she serves as an advisory board member of Resource Land Fund III, LP, Carlyle Asia Growth Partners III, LP, Laramar Multi-Family Value Fund and Siena Capital Partners. Ms. Steans’ affiliations with non-profit organizations include serving as trustee of The Chicago Foundation for Women, YWCA of Evanston/North Shore, Ravinia Festival, The Steans Family Foundation and Northwestern University. Ms. Steans received a B.S. from Davidson College and an M.M. from the Kellogg School of Management at Northwestern University. Ms. Steans is the daughter of Harrison I. Steans.

Jeffrey W. Taylor has served as a director of the Company since its inception in 1997 and as our Vice Chairman since September 2008. Mr. Taylor has served as a member of the board of directors of the Bank (the “Bank Board”) and as a consultant to the Bank from September 2008 through January 2010. Mr. Taylor also served as our Executive Managing Director, Market Development and New Ventures, from November 2006 until September 2008. Mr. Taylor served as our Chairman of the Board and Chief Executive Officer from our inception in 1997 to November 2006. Mr. Taylor also served in various roles from 1984 through 1997 at CTFG and the Bank. Mr. Taylor is Chairman of the Board of the North Shore Center for the Performing Arts Foundation. He is on the Law Board of the Northwestern University School of Law. He is also a member of the board of directors and Chairman of the audit committee of Chicago Freight Car Leasing Co. Mr. Taylor is a Principal Advisor at Sucsy Fisher & Company, a consultant to Franklin Capital Network and a Business Development Executive for Rose Paving Co. in Bridgeview, Illinois. Mr. Taylor is the brother of Bruce W. Taylor.
Richard W. Tinberg has served as a director of the Company since its inception in 1997. In November 2012, Mr. Tinberg was appointed to the Compensation Committee, and has served as a member of the Enterprise Risk Committee since its formation in April 2013. He served as Chairman of our Audit Committee (including the prior joint committee for the Company and the Bank) from 1997 to November 2009, and also served as a member of the Compensation Committee from 1997 to March 2009. Mr. Tinberg was formerly a director of CTFG from 1995 until February 1997. Since 1985, Mr. Tinberg has been the President and Chief Executive Officer of The Bradford Exchange, a group of organizations engaged in the development and marketing of collectibles, gifts, jewelry, direct to consumer checks, and home items. Mr. Tinberg also has been the President and Chief Executive Officer of Hammacher Schlemmer & Company, which specializes in the marketing of innovative products and gifts, since 1982. Mr. Tinberg earned a BS from Colorado State University and an MBA with distinction from the Kellogg School of Management at Northwestern University.
Board Leadership Structure
Since March 2010, the role of our Chief Executive Officer has been separate from the role of our Chairman. Mr. Hoppe currently serves as our Chief Executive Officer and President, and Mr. Bruce Taylor currently serves as our executive Chairman. We believe this is the most appropriate structure for our Board at this time. The Chairman provides leadership to the Board and works with the Board to define its structure and activities in the fulfillment of its responsibilities. The Chairman sets the Board agendas with Board and management input, facilitates communication among directors, works with the Chief Executive Officer to provide an appropriate information flow between management and the Board and presides at meetings of the Board. With the Chairman’s assumption of these duties, the Chief Executive Officer may place a greater focus on our strategic and operational activities. We also believe our Board experiences enhanced involvement and offers a broader range of perspectives as a result of this structure, from which we benefit.
Risk Oversight
Management is responsible for assessing and managing the risks faced by the Company, and the Board is responsible for overseeing management in this effort. Throughout the year, management, including our Chief Executive Officer, discusses with the Board various regulatory, strategic, operational, credit, market, liquidity, reputational and legal risks faced by the Company. In 2011, the Board allocated certain responsibilities related to oversight of financial risk (such as internal controls regarding finance and accounting compliance) and oversight of overall risk management to the Audit Committee of the Board and certain oversight responsibilities related to compensation policies to the Compensation Committee. In April 2013, the Board, upon recommendation by its Corporate Governance and Nominating Committee and the Company’s management, formed a stand-alone Enterprise Risk Committee. The primary purpose of the Enterprise Risk Committee is to assist the Board in fulfilling its responsibilities for oversight of the Company’s enterprise-wide risk management, including the risk management oversight responsibilities that had previously been allocated to the Audit Committee in 2011.
Board Committees
Our Board has established four standing committees, each comprised solely of individuals determined to be “independent” (as such term is defined under the standards set forth in the corporate governance listing requirements applicable to companies whose securities are listed on The Nasdaq Global Select Market): an Enterprise Risk Committee, an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee. Each of these committees operates pursuant to a written charter, copies of which are available on our website at www.taylorcapitalgroup.com under the caption “Governance Documents” or to any person without charge, upon written request. Requests for copies of these documents should be made in writing to Taylor Capital Group, Inc., Attention: Office of the Corporate Secretary, 9550 West Higgins Road, Rosemont, Illinois 60018.

The Enterprise Risk Committee. The Enterprise Risk Committee of our Board consists of Messrs. Moskow (Chairperson), Hammock, Pryor and Tinberg. The Enterprise Risk Committee’s primary duties and responsibilities include: (1) assisting the Board in the coordination of risk oversight activities between the Board and the Board’s standing committees; (2) overseeing, and on annual basis approving, the Company’s enterprise risk management framework; (3) reviewing the risk assessment matrix generated by the Bank’s risk management committee; (4) reviewing and discussing reports from management that address all risk categories and that provide trends of risk, key risk indicators, strategic and forward looking risks and the Company’s risk appetite; (5) reviewing and discussing reports from management regarding key risk exposures of the Company and the steps management has taken to monitor and control key risk exposures; (6) advising the Board on the potential risk impact of strategic decisions the Board may be contemplating, including consideration as to whether such strategic decisions are consistent with the level of risk appropriate for the Company; and (7) coordinating with the Audit Committee on topics of common interest between such committees. The Enterprise Risk Committee, which was first established by the Board in April 2013, met five times during 2013.
Our Board has determined, in its business judgment, that all members of the Enterprise Risk Committee are “independent directors” under the standards set forth in the corporate governance listing requirements applicable to Companies whose securities are listed on The Nasdaq Global Select Market.
The Audit Committee. The Audit Committee of our Board consists of Messrs. Pryor (Chairperson), Emanuel and Hammock. The Audit Committee’s primary duties and responsibilities include: (1) the appointment, compensation and oversight of our independent registered public accounting firm; (2) monitoring the integrity of our financial reporting process and systems of internal controls regarding finance, accounting and legal compliance; (3) monitoring the independence and performance of our independent registered public accounting firm and internal audit department; (4) acting as an oversight committee on audit and control matters; (5) providing an avenue of communication among the internal audit department, independent registered public accounting firm, management and the Board; (6) encouraging management to take an efficient, effective and timely approach toward resolving matters that require attention as determined by the Audit Committee; and (7)  making appropriate recommendations to the Board as necessary. The Audit Committee met 10 times during 2013.
Our Board has determined, in its business judgment, that all of the members of the Audit Committee meet the independence standards for audit committee members, as set forth in the Sarbanes-Oxley Act of 2002, and the corporate governance listing requirements applicable to companies whose securities are listed on The Nasdaq Global Select Market. Our Board has designated each of Mr. Pryor and Mr. Hammock as an “audit committee financial expert,” as that term is defined in the rules of the SEC adopted pursuant to the Sarbanes-Oxley Act of 2002.
The Compensation Committee. The Compensation Committee of our Board presently consists of Mr. Hammock (Chairperson), Mr. Bliwas, Ms. O’Sullivan and Mr. Tinberg. The Board appointed Mr. Bliwas to join the other three members of the committee at the Board’s regular meeting in February 2013. The Compensation Committee’s primary duties and responsibilities include: (1) approving the compensation of our directors, executive officers and key employees; and (2) overseeing the administration of our employee benefit plans. The Compensation Committee met six times during 2013.
Our Board has determined, in its business judgment, that all of the members of the Compensation Committee meet the independence standards for compensation committee members applicable to companies whose securities are listed on The Nasdaq Global Select Market, as well as satisfy the requirements of a “non-employee director” under Rule 16b-3 of the Exchange Act, and of an “outside” director under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).
The Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee of our Board presently consists of Mr. Moskow (Chairperson), Mr. Bliwas and Mr. Emanuel. The Corporate Governance and Nominating Committee’s primary duties and responsibilities are to: (1) assist the Board in identifying persons qualified to become Board members, consistent with the criteria established by the committee and approved by the Board; (2) assist the Board in identifying the directors who may serve on each of its committees; (3) coordinate the Board’s evaluation of itself and management; and (4) develop and recommend to the Board corporate governance guidelines. The Corporate Governance and Nominating Committee met four times during 2013.
Our Board has determined, in its business judgment, that all of the members of the Corporate Governance and Nominating Committee meet the independence standards for corporate governance and nominating committee members applicable to companies whose securities are listed on The Nasdaq Global Select Market.

Director Nominations
In nominating directors, our Corporate Governance and Nominating Committee and our Board consider a variety of factors, including certain minimum qualifications for first time nominees for membership on our Board. The qualifications include: (1) demonstrated breadth and depth of management and/or leadership experience, preferably in a senior leadership or executive role (e.g., executive officer, managing partner, managing director, etc.) in a recognized business organization; (2) financial literacy or other professional or business experience relevant to an understanding of the Company, the Bank and our business; and (3) demonstrated ability to think and act independently as well as the ability to work constructively in a collegial environment. In addition, as part of its ongoing duties, the Corporate Governance and Nominating Committee considers the current composition of our Board in light of the communities and businesses served by us and the interplay of the candidate’s areas of experience with the experience of the other Board members, as well as such other factors as the committee deems appropriate. Suitable director candidates will be expected to possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interest of our stockholders.
Although we do not have a formal diversity policy with respect to the composition of our Board, the Corporate Governance and Nominating Committee believes that the Company’s best interests are served by maintaining a diverse Board with members who can provide insight into current business conditions, opportunities and risks. Our Corporate Governance and Nominating Committee believes that each of our directors has valuable experience, qualifications and skills that, taken together, provide us with the diversity and depth of knowledge necessary to provide effective oversight of the Company. As reflected in the preceding biographies, our directors have extensive experience in a variety of fields, including banking and financial services (Mr. Bruce Taylor, Mr. Hoppe, Mr. Steans, Mr. Hammock, Mr. Moskow, Ms. Steans and Mr. Jeffrey Taylor), investment funds (Mr. Daniels), marketing/advertising (Mr. Bliwas), retail sales (Mr. Emanuel and Mr. Tinberg), manufacturing (Ms. O’Sullivan), consulting, banking and financial services (Mr. Pryor) and real estate management and development (Mr. Higginbottom), each of which the Corporate Governance and Nominating Committee believes provides valuable knowledge about important elements of our business and customer base. As noted above, Mr. Higginbottom resigned from our Board effective March 6, 2014.
In addition, the Corporate Governance and Nominating Committee believes that, as reflected in the preceding biographies, the members of the Board have each demonstrated significant business leadership skills as a chief executive officer or president (Mr. Bruce Taylor, Mr. Hoppe, Mr. Bliwas, Mr. Emanuel, Mr. Higginbottom, Mr. Moskow, Ms. O’Sullivan, Mr. Jeffrey Taylor and Mr. Tinberg), as a chairman of a financial institution (Mr. Bruce Taylor, Mr. Steans and Ms. Steans), as a chief operating officer of a financial institution (Mr. Hammock), as a founding principal of an investment fund (Mr. Daniels), as a founder of a management consulting firm (Mr. Pryor), as a founder of a real estate management and development corporation (Mr. Higginbottom) or as an executive and management consultant (Ms. Steans). The Corporate Governance and Nominating Committee believes that these skills and experiences qualify each of our directors to serve as a member of our Board. As noted above, Mr. Higginbottom resigned from our Board effective March 6, 2014.
Our Corporate Governance and Nominating Committee will consider director nominations from any reasonable source, including stockholder recommendations tendered in accordance with our By-laws, in the manner described above. The Corporate Governance and Nominating Committee also has the authority to hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates. No such consultants or search firms have been engaged to date and, accordingly, no fees have been paid to consultants or search firms for that purpose. Stockholders who wish to nominate an individual for election as a director at an annual meeting of the stockholders must comply with Section 2.9 of our By-laws regarding stockholder nominations, including, but not limited to, providing timely notice of such nominations.
Attendance at Meetings
During 2013, our Board held 15 meetings. Each member attended at least 75% of the meetings of the Board and committees on which he or she served during his or her term of office. Directors are expected to attend the Company’s meetings of stockholders, absent unusual circumstances. Last year’s annual meeting of stockholders was attended by all of our directors except for Mr. Daniels, who was unable to attend.
Meetings of Independent Directors
The Board’s “independent directors” (as that term is defined under the standards set forth in the corporate governance listing requirements applicable to companies whose securities are listed on The Nasdaq Global Select Market) meet in executive session, without management present, at least twice a year. The lead director at these executive sessions is Mr. Moskow, the Chairperson of the Board’s Corporate Governance and Nominating Committee. The Board met in executive session 4 times in 2013.

Code of Ethics
The Board has adopted a Code of Conduct for the Company that includes provisions that constitute a code of ethics. The Code of Conduct applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. In addition, our Board has adopted a Code of Conduct for Directors that includes provisions that constitute a code of ethics for our directors. The Code of Conduct and the Code of Conduct for Directors are each available on our website at www.taylorcapitalgroup.com under the caption “Corporate Information - Governance Documents.” We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding any amendments to or waivers from our Code of Conduct by posting such information to our website. We also will furnish copies of the Code of Conduct and the Code of Conduct for Directors to any person without charge, upon written request. Requests for copies of these documents should be made in writing to Taylor Capital Group, Inc., Attention: Office of the Corporate Secretary, 9550 West Higgins Road, Rosemont, Illinois 60018.
Executive Officers of the Company
The executive officers of the Company are appointed each year at the organizational meeting of the Board, which follows the annual meeting of the stockholders, and at other Board meetings, as appropriate. There are no arrangements or understandings between any of our executive officers and any other person pursuant to which any of our executive officers have been selected for his respective position. Further, except as noted above under “Board of Directors of the Company” no executive officer is related to any member of the Board or other executive officer. Each of our executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below.
As of March 5, 2014, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Bruce W. Taylor	58	Chairman(1)	1997
Mark A. Hoppe	60	Chief Executive Officer and President(2)	2008
Randall T. Conte	53	Executive Vice President, Chief Financial Officer and Chief Operating Officer(3)	2008
Edward A. Dahlka, Jr.	70	Executive Vice President, Equipment Finance(4)	2012
John J. Lynch, Jr.	67	Executive Vice President, Commercial Real Estate Lending(5)	2008
Michael J. Morton	51	Executive Vice President, Credit(6)	2008
William A. Newman	49	Executive Vice President, Mortgage(7)	2009
Lawrence G. Ryan	55	Executive Vice President, Commercial Lending(8)	2008
Michael D. Sharkey	60	Executive Vice President, Asset-Based Lending(9)	2008
_______________________

(1)	Mr. Taylor was appointed Chairman in November 2006.

(2)	Mr. Hoppe was appointed Chief Executive Officer in March 2010, and he has been President since February 2008.

(3)	Mr. Conte was appointed Chief Financial Officer in December 2008, and he has been Chief Operating Officer since October 2008.

(4)	Mr. Dahlka was appointed Executive Vice President of the Company in June 2012. Mr. Dahlka’s title at the Bank is President, Cole Taylor Equipment Finance.

(5)	Mr. Lynch was appointed Executive Vice President of the Company in October 2008. Mr. Lynch’s title at the Bank is Vice Chairman.

(6)	Mr. Morton was appointed Executive Vice President of the Company in March 2008. Mr. Morton’s title at the Bank is Executive Vice President and Chief Credit Officer.

(7)	Mr. Newman was appointed Executive Vice President of the Company in December 2009. Mr. Newman’s title at the Bank is President, Cole Taylor Mortgage.

(8)	Mr. Ryan was appointed Executive Vice President of the Company in March 2008. Mr. Ryan’s title at the Bank is Executive Vice President and Chief Lending Officer.

(9)	Mr. Sharkey was appointed Executive Vice President of the Company in June 2008. Mr. Sharkey’s title at the Bank is President, Cole Taylor Business Capital.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our common stock to file reports about their beneficial ownership of our common stock. Specific due dates for these reports have been established and we are required to disclose in this report any filings made after these due dates during 2013. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act during 2013, we believe that, during 2013, all of the filing requirements under Section 16(a) of the Exchange Act were timely satisfied except for: Mr. Conte, who had three late filings relating to three transactions; Mr. Lynch, who had one late filing relating to one transaction; and Mr. Sharkey, who had four late filings relating to four transactions.

Item 11.    Executive Compensation
Compensation Discussion and Analysis
In this discussion, we provide an overview and analysis of our compensation program, our compensation policies and philosophies, and the factors that we considered in making decisions regarding the compensation of our Chief Executive Officer, Chief Financial Officer and the three other persons serving as executive officers at the end of 2013 who were the most highly compensated executive officers of the Company in 2013 (whom we refer to in this discussion as “named executive officers” or “senior executive officers”). Following this discussion, you will find a series of compensation tables containing specific information about the compensation earned or paid for 2013 to our named executive officers who are listed below:

Name	Title
Mark A. Hoppe	Chief Executive Officer and President
Randall T. Conte	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Bruce W. Taylor	Chairman
William A. Newman	Executive Vice President, Mortgage
Michael D. Sharkey	Executive Vice President, Asset-Based Lending
The following discussion is intended to help you understand the detailed information provided in the compensation tables appearing below and to put that information into context within the overall compensation program for our senior executive officers. As previously disclosed and as described elsewhere in this report, the Company has entered into a merger agreement with MB Financial, pursuant to which, subject to certain conditions, the Company will merge with and into MB Financial, with MB Financial as the surviving corporation. The merger has not yet been completed as of the date of this report, but as noted below, certain elements of our compensation program for 2013 and 2014 were impacted by the merger agreement. In particular, the Company changed the form of the payment of the awards under our 2013 Long-Term Incentive Program so that they are payable 100% in cash rather than 50% in cash and 50% in restricted stock of the Company. Otherwise, the following discussion relates to the Company’s executive compensation prior to the anticipated merger with MB Financial, and does not describe compensation decisions that might be made by MB Financial after completion of the merger.
Overview
The Company’s results in 2013 were led by the strong performance of our banking segment, with all of our commercial lending businesses experiencing double-digit growth for the year. In addition, despite an industry-wide slowdown in mortgage refinancing activity, particularly in the second half of the year, Cole Taylor Mortgage demonstrated its adaptability by growing origination volume over 2012 levels and increasing market share. Our achievements in 2013 included:

•	an increase in total revenue to $325.0 million for 2013, up $25.4 million, or 8.5%, as compared to 2012(1);

•	growth in commercial and industrial loans of $602.4 million, or 21.8%, as compared to 2012;

•	an increase in net interest margin on a tax-equivalent basis of three basis points to 3.29% for 2013 from 3.26% for 2012; and

•	only a slight decrease in mortgage banking revenue to $122.9 million, a decrease of $2.8 million, or 2.2%, as compared to 2012.
(1)    Revenue is a non-GAAP financial measure calculated as net interest income plus non-interest income less gains and losses on investment securities and derivative termination fees. A reconciliation of revenue to income (loss) before income taxes, the most directly comparable GAAP financial measure, can be found on page 39 of this report.
Regulatory Environment
Under its long-standing Interagency Guidelines Establishing Standards for Safety and Soundness, the FDIC has long held that excessive compensation is prohibited as an unsafe and unsound practice. In describing a framework within which to make a determination as to whether compensation is to be considered excessive, the FDIC has indicated that financial institutions should consider whether aggregate cash amounts paid, or non-cash benefits provided, to employees are unreasonable or disproportionate to the services performed by an employee. The FDIC encourages financial institutions to review an employee’s compensation history and to consider internal pay equity, and, as appropriate, to consider benchmarking compensation to peer groups. Finally, the FDIC provides that such an assessment must be made in light of the institution’s overall financial condition.
In the summer of 2010, the various financial institution regulatory agencies worked together to issue additional guidance, entitled Guidance on Sound Incentive Compensation Policies, that was in many respects intended to serve as a complement to the Safety and Soundness standards. As its title implies, the joint agency guidance sets forth a framework for assessing the soundness of incentive compensation plans, programs and arrangements maintained by financial institutions. The joint agency guidance is narrower in scope than the Safety and Soundness standards because it applies only to senior executive officers and those other individuals who, either alone or as a group, could pose a material risk to the institution. With respect to those identified individuals, the joint agency guidance is intended to focus the institution’s attention on balanced risk-taking incentives, compatibility with effective controls and risk management, and a focus on general principles of strong corporate governance.
Also, once further risk assessment guidelines and procedures, as required under the Dodd-Frank Act are finalized by the financial institution regulatory agencies and the SEC, the Company expects that it will also be subject to those further guidelines and procedures. Initial proposed guidance regarding the Dodd-Frank Act risk assessment guidelines and procedures was issued during 2011. In large part, that guidance restates the frameworks set forth in the Safety and Soundness standards and joint agency guidance described above.
Finally, in addition to the foregoing, as a publicly-traded corporation, the Company is also subject to the SEC’s rules regarding risk assessment. Those rules require a publicly-traded company to determine whether any of its existing incentive compensation plans, programs or arrangements create risks that are reasonably likely to have a material adverse effect on the company.
The Compensation Committee believes that a sensible approach to balancing risk-taking and rewarding reasonable, but not necessarily easily attainable, goals has always been a component of its overall assessment of the compensation plans, programs and arrangements it has put in place for our named executive officers. In this regard, the Compensation Committee has regularly revisited the components of the frameworks set forth in the Safety and Soundness standards and the joint guidance as an effective tool for conducting its own assessment of the balance between risk and reward built into our compensation programs for named executive officers. In addition, the Compensation Committee continues to anticipate final guidance under the Dodd-Frank Act and will be prepared to incorporate into its risk assessment procedures any new guidelines and procedures as may be necessary or appropriate.
Prior Year’s Say-on-Pay Vote
Our stockholders approved our 2012 executive compensation program at our 2013 Annual Meeting of Stockholders with a strong super majority vote. Besides this approval, during the past year, we received no specific feedback from our stockholders concerning our executive compensation program. Approximately 86.5% of shares present and eligible to vote approved the non-binding, advisory “say-on-pay” resolution on executive compensation. The Compensation Committee considered this approval a reflection of our stockholders’ favorable view of our compensation program. The Committee did not specifically rely on the results of the vote in making any compensation- related decisions during 2013. Our stockholders also supported the Board’s recommendation that we conduct the “say-on-pay” vote on an annual basis at our 2013 Annual Meeting.

Compensation Decisions
Our solid performance overall in 2013, particularly in the banking segment, resulting in strong loan growth, solid earnings and solid return on common equity, was reflected in our material compensation decisions regarding our named executive officers. The Compensation Committee believes that our leadership team accomplished a very difficult task during the second half of 2013 by keeping the organization focused on achieving its business goals even though there was significant distraction from outside the organization based on the mid-year announcement of our merger with MB Financial. However, we also made some decisions with a view toward our eventual integration with MB Financial. Our key compensation decisions, which are discussed in more detail below, included:

•
Our senior executive officers’ base salaries remained consistent from 2013 to 2014, primarily to allow MB Financial more flexibility in transitioning our officers to its executive compensation platform.

•	Bonuses were earned by our named executive officers under the 2013 Success Program.

•	Cash awards were earned under our 2013 LTIP Program, which is a part of our 2011 Long-Term Incentive Plan (the “LTIP”), by our named executive officers.

•
In furtherance of good governance practices we: (1) maintained our expansive incentive compensation clawback policy; and (2) conducted an annual risk assessment of our compensation programs during which the senior risk officers and the Compensation Committee reviewed all compensation plans and arrangements to ensure that excessive or unreasonable risks were identified and mitigated.

Compensation Philosophy
The primary objectives of the Compensation Committee with respect to the Company’s executive compensation program are to: (1) attract, motivate and retain individuals who will contribute to the Company’s success; (2) align the interests of the Company’s executives with the long-term interests of our stockholders; (3) motivate behavior to promote the Company’s goal of good business practices and corporate interests; and (4) monitor and mitigate risk where appropriate. To achieve these objectives, the Compensation Committee has designed and implemented an executive compensation program using the following criteria:

•
Compensation should be performance-based. We have developed a compensation philosophy of providing market-competitive salaries and incentive awards that provide a total compensation package that increases if performance goals are achieved or exceeded and decreases if performance goals are not achieved.

•
Compensation should align the interests of the Company’s executives with the interests of the Company’s stockholders. Our executive compensation program includes equity incentives in order to align executive officers’ interests with those of the Company’s stockholders. When appropriate, awards of restricted stock and stock options are designed to encourage and motivate executive officers to act as owners of the Company, and the Compensation Committee believes that such awards encourage executive officer and employee actions focused on the Company’s long-term success.

•
Compensation should be competitive. The Company’s executive compensation program is designed to compensate executives at levels comparable to executives at similar companies with comparable performance and to allow us to attract and retain qualified and talented executives in an extremely competitive post-recession market for employment.

•
Compensation programs should employ features that mitigate the excessive or unreasonable risk associated with the specific elements of compensation, but do not diminish the program’s effectiveness in motivating employees. We believe it is important to reward employees for their efforts in producing and carrying out sustainable growth strategies and creating value for the Company’s stockholders; therefore, we link our business strategy with our compensation program design, while also implementing internal controls designed to limit the risks attendant to the specific elements of compensation arrangements.

The Compensation Committee has the authority to retain and terminate a compensation consultant, and to approve the consultant’s fees and all other terms of such engagement. Historically, the Compensation Committee has retained outside consultants to prepare a market analysis of our executive officers’ compensation packages to help ensure that these compensation packages are reasonable and competitive relative to our peer group.

In April 2013, McLagan, an Aon Hewitt company, was engaged by the Compensation Committee to assist us by conducting a compensation program review for select positions in the commercial banking, commercial real estate, asset-based lending and equipment finance divisions. This review included comparing the levels of base salary, total cash compensation and total direct compensation that we provide against the corresponding compensation levels that peer group companies provide to their officers in similar positions. The peer group we utilized for these purposes was recommended by McLagan and included the following financial institution holding companies:

1st Source Corporation	BancFirst Corporate
Brookline Bancorp Inc.	CapitalSource Inc.
CVB Financial Corporation	Dime Community Bancshares Inc.
Eagle Bancorp Inc.	First Busey Corporation
First Midwest Bancorp Inc.	FirstMerit Corporation
Flushing Financial Corporation	MB Financial Inc.
Old National Bancorp	PacWest Bancorp
Pinnacle Financial Partners	PrivateBancorp Inc.
Provident New York Bancorp	Western Alliance Bancorp
Westamerica Bancorp	Wintrust Financial Corporation
The Compensation Committee has reviewed whether the work provided by McLagan raises a conflict of interest and has concluded that it does not believe McLagan has a conflict of interest with respect to the work performed for the Company or the Compensation Committee.
Elements of our Executive Compensation Program
The compensation program for our named executive officers contains the following primary elements:

•	base salary;

•	short-term cash incentive compensation;

•	long-term incentive compensation;

•	retirement benefits; and

•	perquisites and other compensation.
When setting the total direct compensation opportunities for named executive officers each year, we use data available to us through compensation surveys prepared by consultants and obtained from SEC filings, as well as general advice and counsel with respect to market practices. We also consider other relevant factors, including internal salary ranges and individual performance.
In conducting our review and setting compensation levels, we consider the median salary paid for positions of similar responsibility by select local and national institutions that are similar to our size and engage in similar businesses, and operate in markets similar to ours. We believe that these are the institutions with whom we compete for top talent and with respect to whom we must remain competitive in our compensation strategies. We do not believe it is appropriate to establish compensation levels primarily based on benchmarking. However, it is our belief that information regarding pay practices at other comparable companies is useful in two respects. First, we recognize that our compensation practices must be aligned with the marketplace especially in light of the competitive nature of the Chicago market and our diversified national business model. Second, this marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation opportunities available to our executives under our program.
We generally review and consider the applicable compensation elements in the aggregate to assess each named executive officer’s total direct compensation opportunity. Final decisions concerning compensation reflect a named executive officer’s annual achievements, Company performance, and our views regarding a named executive officer’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. The Compensation Committee considers these factors collectively, along with recommendations from the Chief Executive Officer for his direct reports, and the Compensation Committee ultimately uses its judgment in making final decisions concerning compensation.
Base Salary
We pay our named executive officers and other employees a base salary as part of a competitive compensation package. We typically consider salary levels as part of our annual compensation review process or in some cases upon a promotion. Base salary is set based upon the responsibilities of the executive officer taking into account competitive market compensation paid by other comparable companies for positions of similar responsibility. Median salary levels are targeted for each position. Our Chief Executive Officer makes recommendations concerning any proposed changes in the base salaries of his direct reports. The base salaries of our Chief Executive Officer and Chairman are established directly by the Compensation Committee, without either executive’s involvement, and recommended to the Board for its approval. Annual base salary changes generally become effective April 1 except for certain mid-year promotions.
In early 2014, the Compensation Committee determined the base salaries for our named executive officers for 2014 would remain consistent with 2013 levels so that MB Financial will have more flexibility to integrate our executive officers into its executive compensation platform. The base salaries for 2013 and 2014 are as follows:

Name	Position	2013 Base Salary	2014 Base Salary
Mark A. Hoppe	CEO and President	$700,000	$700,000
Randall T. Conte	EVP, CFO and COO	$435,000	$435,000
Bruce W. Taylor	Chairman	$465,000	$465,000
William A. Newman	EVP, Mortgage	$400,000	$400,000
Michael D. Sharkey	EVP, Asset‑Based Lending	$440,000	$440,000

Short-Term Cash Incentive Compensation
Our short-term incentive program (the “Success Program”) is an incentive compensation tool we use to award annual performance-based cash compensation to employees. Target award levels under the Success Program are determined by the officer’s grade level and represented as a percentage of base salary. Award levels for our Chief Executive Officer and Chairman are set forth in their respective employment agreements. Target award levels for our named executive officers are as follows: Mr. Hoppe 100%, Mr. Taylor 60%, and Messrs. Conte, Newman and Sharkey 50%. These incentive goals are designed to maximize the performance of the Company, business units and individuals. However, actual awards under the Success Program are not subject to maximum limits because an award ceiling in certain circumstances could possibly inhibit maximum performance efforts.
Under our Success Program, determination of each participant’s actual award, if any, is based upon the achievement of a combination of Company, division and individual performance metrics and objectives.

•
Company Performance. Annually, the Compensation Committee determines the Company performance metric(s) for the fiscal year, including the number of performance metrics and allocation or relative weighting among multiple metrics. The Compensation Committee established net income applicable to common (“NIAC”) as the performance metric for fiscal year 2013. The performance targets and actual results are set forth below.

•
Division Performance. Division performance metrics are based on achievement of a combination of qualitative and quantitative objectives during the performance period, which are specific to the division’s goals and objectives.

•
Individual Performance. Individual performance metrics are based on achievement of a combination of qualitative and quantitative objectives during the performance period, which are specific to the individual’s responsibilities and position within the Company. Achievement of individual performance is determined pursuant to the participant’s annual performance evaluation rating.

The performance factors listed above are considered but are not solely determinative of the cash incentive awards. The Compensation Committee has discretion to modify any payouts (upwards or downwards) under the Success Program as appropriate to ensure plan objectives are met, taking into consideration a variety of Company-specific or market factors.

Our Success Program awards are subject to a compensation recovery agreement (clawback) that requires repayment of the award if and to the extent it is based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate, regardless of whether or not a formal restatement of earnings is required and regardless of whether or not the Company or the executive is at fault.
In order to give the Compensation Committee the ability to grant future bonus payments under the Success Program that are fully tax deductible, we have adopted the 2013 Success Plan, under which the Success Program operates. This will allow the Compensation Committee, when desired, to utilize awards that qualify as performance-based compensation under Code Section 162(m). The Success Plan was approved by stockholders at our 2013 Annual Meeting.
The principal Company performance goals for the Success Program in 2013 were based on achieving specified NIAC targets as set forth in the table immediately below.

Net Income Applicable to Common (NIAC) ($ in Thousands)
Minimum	$29,193
Target	58,385
Outstanding	116,770
2013 Results	$46,107
In making the 2013 annual Success Program award determinations for our named executives, the Compensation Committee considered, among other factors, the following:

•	the Company’s 2013 net income applicable to common stockholders of $46.1 million, earnings per share of $1.50, and return on average common equity of 12.50%;

•	the strong performance and growth in 2013 of our banking segment;

•	the performance of Cole Taylor Mortgage in an ongoing industry-wide slowdown in mortgage refinancing activity;

•	production life to date over $14.4 billion;

•	mortgage loan servicing portfolio of $18.5 billion;

•	meaningful industry presence in wholesale originations;

•	increasingly flexible, efficient productive capacities;

•	on-demand key performance indicators and risk metrics; and

•	increasing diversity and balance in sources of revenue;

•	the Company’s success in attaining strategic corporate objectives;

•	diversified business model;

•	increase in fee revenue;

•	consistent growth in loans outstanding from Cole Taylor Business Capital;

•	compensation of executive officers in the peer group holding like positions; and

•	the Board’s assessment of the performance of Messrs. Hoppe and Taylor and its consideration of Mr. Hoppe’s recommendations based on his assessment of our other named executive officers’ performance.

The Board believes Mr. Hoppe’s leadership has been a vital ingredient to the Company’s 2013 success in achieving strategic priorities. His leadership has enabled the Company to successfully navigate the financial crisis with a strengthened balance sheet and capital structure and without compromising our risk management principles. Further, the Board believes Mr. Hoppe’s leadership is critical to the Company’s achievement of our long-term strategic goals. Upon consideration of Mr. Hoppe’s performance, the Compensation Committee approved, and the Board ratified, an annual Success Program award of $500,000.
Upon consideration of Mr. Taylor’s performance as Chairman of the Bank and the Company and his continuing contributions to our business development efforts, the Compensation Committee approved, and the Board ratified, an annual Success Program award of $165,000.
Upon consideration of Mr. Conte’s performance as both Chief Financial Officer and Chief Operating Officer, his significant involvement in the continued development, growth and success of the mortgage lending business, and his critical role as Cole Taylor’s transition lead in the pending merger with MB Financial, the Compensation Committee approved an annual Success Program award of $320,000.
Upon consideration of Mr. Newman’s performance in leading our mortgage lending business’s strong performance in the face of an industry-wide mortgage business slow-down, while at the same time successfully diversifying the business as highlighted above, the Compensation Committee approved an annual Success Program award of $300,000.
Upon consideration of Mr. Sharkey’s performance in the continued growth of our asset-based lending business and his contributions as a critical member of the leadership team, the Compensation Committee approved an annual Success Program award of $285,000.
Long-Term Incentive Compensation under the LTIP
Our Board adopted the LTIP, approved by our stockholders in May 2011, for the purpose of providing share-based incentives which are intended to attract and retain officers, key employees and directors of the Company and its subsidiaries and align their interests with those of our stockholders. The adoption of the LTIP in 2011 increased the total number of shares of our common stock reserved for issuance to our eligible employees and directors by 1,200,000 shares, which allowed us to continue to grant awards at competitive levels, attract and retain highly-qualified personnel and manage our future growth.
The LTIP is administered by the Compensation Committee. The Compensation Committee generally has the authority to delegate its duties to certain of its members, officers of the Company or its advisors. The Compensation Committee has the discretion to select award recipients and determine the terms and conditions of awards. The LTIP allows us to grant options (non-qualified and incentive stock options), stock appreciation rights (“SARs”), restricted stock, restricted stock units, and performance awards.
Annual grants made under the LTIP are generally made in the first quarter, effective on the date of approval by the Compensation Committee. In addition, grants may be made at any time during the year to facilitate negotiations with individuals who are being recruited to work at the Company and have significant retention packages in place with other employers. Any such grants are generally made on the date of hire. Grants may also be made to existing employees to encourage them to remain with the Company and to reward exceptional performance. Any such grants are recommended by the Chief Executive Officer for approval by the Compensation Committee. We do not coordinate the timing of equity award grants with the release of material non-public information.
2013 Long-Term Incentive Program (the “2013 LTIP Program”)
The Compensation Committee determined the terms and conditions of awards under the 2013 LTIP Program to be as follows:

•	awards for fiscal year 2013 would be 50% restricted stock and 50% cash (by operation of the merger agreement, these awards are to be issued as 100% cash awards);

•	awards would vest one-third immediately, one-third on the first anniversary of the grant and one-third on the second anniversary of the grant;

•	eligibility for participation would generally require a title of senior vice president or higher, which would include our named executive officers;

•	annual target award levels for our Chief Executive Officer and Chairman are set forth in their employment agreements at 100% of base salary;

•	annual target award levels for Messrs. Conte, Newman and Sharkey were 75% of base salary; and

•	the Company performance measure was to be NIAC.
Although the above factors are considered when establishing the awards for 2013, they were not determinative. The Compensation Committee retains discretion to set the awards at what they believe are the appropriate levels to ensure plan objectives are met, taking into consideration a variety of Company-specific and market factors.
Our 2013 LTIP Program awards are subject to a compensation recovery agreement (clawback) that requires repayment of the award if and to the extent it is based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate, regardless of whether or not a formal restatement of earnings is required and regardless of whether or not the Company or the executive is at fault. The Company anticipates modifying this policy when guidance is finalized under the Dodd-Frank Act with respect to clawback policies for public companies generally.
As noted above and set forth in the table immediately below, the Company performance goal for the 2013 LTIP Program was based on achieving the following specified NIAC targets:

Net Income Applicable to Common (NIAC) ($ in Thousands)
Minimum	$29,193
Target	58,385
Outstanding	116,770
2013 Results	$46,107
Annual Awards
In making the 2013 annual incentive compensation award determinations for our named executive officers, the Compensation Committee considered, among other things, the following:

•	the performance factors as listed and discussed above under "Short-Term Cash Incentive Compensation”;

•	the compensation of executive officers in the peer group holding like positions; and

•	the Board’s assessment of the performance of Messrs. Hoppe and Taylor and its consideration of Mr. Hoppe’s recommendations based on his assessment of our other named executive officers’ performance.
In February 2014, the Compensation Committee awarded long-term incentive awards payable 100% in cash to Mr. Hoppe of $500,000; Mr. Taylor of $235,000; Mr. Conte of $400,000; Mr. Newman of $250,000; and Mr. Sharkey of $300,000. One-third of each award vested immediately upon grant, and one-third will vest in each of February 2015 and February 2016.
Retirement and Other Benefits
The Company offers a variety of retirement, health and welfare programs to eligible employees. The named executive officers generally are eligible for the same health and welfare benefit programs on the same basis as the rest of the Company’s employees. The Company’s health and welfare programs include medical, dental, vision, life insurance, disability insurance, accidental death and dismemberment insurance and flexible spending accounts.
The Company also offers retirement programs that are intended to supplement the employees’ personal savings and social security benefits, including a 401(k) and profit sharing plan and a non-qualified deferred compensation plan for certain employees. The purpose of each of these plans is to enable employees to adequately save for retirement.

Taylor Capital Group, Inc. 401(k) and Profit Sharing Plan (“401(k) and Profit Sharing Plan”)
All eligible employees, including our named executive officers, may participate in our 401(k) and Profit Sharing Plan and are permitted to contribute up to the maximum percentage allowable not to exceed the limits of the Code. The Company makes a matching contribution to the plan equal to 100% of each participant’s first 4% of compensation deferred. The Company did not make a profit sharing contribution to the plan in 2013. Our named executive officers were eligible for participation in accordance with the plan’s provisions. Amounts contributed on behalf of each named executive officer are included below in the Summary Compensation Table.
Taylor Capital Group, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”)
In addition, the Company maintains the Deferred Compensation Plan for the Company’s senior managers, including the named executive officers. An executive accumulates benefits under the plan based on his or her voluntary deferral elections and the Company’s contributions. Company contributions may be formula-based or discretionary. Earnings on contributions are calculated based on each participant’s election of mutual funds from a lineup that is identical to that available under the 401(k) and Profit Sharing Plan.
Mr. Hoppe is the only named executive officer who participated in the Deferred Compensation Plan during 2013. The Company has not made any contributions to the plan since 2007. The Company froze the Deferred Compensation Plan effective as of January 1, 2014. After that date, no additional participant elective deferrals may be made, except that a previously made irrevocable election to defer all or a portion of the 2013 bonus (to be paid in 2014), will still be deferred under the Deferred Compensation Plan.
Perquisites and Other Compensation
We provide perquisites to our named executive officers which the Compensation Committee believes are reasonable and within market practice. While there is a personal element, in the case of perquisites such as club memberships, these benefits are intended to be used by the named executive officers primarily with customers and business prospects for the benefit of the Company.
The named executive officers are provided with the following perquisites as a supplement to their other compensation:

•	auto allowance or reimbursement;

•	club dues reimbursement;

•	reimbursement if they choose to utilize a professional financial planner; and

•
Mr. Taylor has a salary continuation benefit which is payable in 12 monthly installments to his spouse, family or estate following his death, the benefit of which is equal to the dollar amount of his then-current annual base salary, and will be funded from key man life insurance policies purchased by the Company in 2004.

The above perquisites are included below in the Summary Compensation Table.
Confidentiality and Non-Solicitation Agreements
We have made and continue to make significant financial commitments and investments in our business units and people to support growth. To protect these investments our named executive officers and other officers enter into confidentiality and non-solicitation agreements with us in return for eligibility to receive incentive compensation. Under the agreements, individuals are obligated to safeguard and not disclose or misuse our confidential information and, for a period of six months to one year after termination of employment, not solicit our customers or employees or disparage the Company, its officers, directors or employees. Messrs. Hoppe and Taylor’s employment agreements also contain similar protections for the Company.
Tax Considerations Evaluated in Making Compensation Decisions
While the Company’s executive compensation program is structured to be sensitive to the deductibility of compensation for federal income tax purposes, the program is principally designed to achieve our objectives as described throughout this Compensation Discussion and Analysis. Code Section 162(m) generally precludes the deduction for federal income tax purposes of more than $1 million in compensation (including long-term incentives) paid individually to our Chief Executive

Officer and the other named executive officers in any one year, subject to certain specified exceptions. As noted below under “Employment Agreements With Our Named Executive Officers,” Mr. Hoppe’s and Mr. Taylor’s employment agreements provide that in the event that any payment or benefit received or to be received by the executive under the agreement would be an “excess parachute payment,” as defined in Code Section 280G, and subject to the federal excise tax imposed by Code Section 4999, then an additional “gross-up” payment will be made to the named executive in the event that the benefits payable to the named executive under the agreement become subject to the excise tax on excess parachute payments. We included these provisions in these agreements because we did not want the potential excise tax to serve as a disincentive to pursue a change-in-control transaction that might otherwise be in the best interests of our stockholders.
Incentive Compensation Clawback Policy
We previously implemented an incentive compensation repayment (clawback) policy covering incentive compensation payments made to our employees who receive bonus, stock‑based or other compensation deemed to be incentive compensation, including our named executive officers. Under that policy, employees are obligated to forfeit and repay incentive compensation based on financial statements or metrics that are subsequently found to be materially inaccurate.
In general, incentive compensation based on financial statements or performance metrics which are restated or proven to have been materially inaccurate will be subject to forfeiture or repayment. There was no clawback or repayment of incentives during 2013. When final guidance is available with respect to the clawback requirements under the Dodd-Frank Act, the Company will review and likely revise its current clawback policy.
Summary Compensation Table
The following table sets forth the information concerning the compensation paid to or earned by the named executive officers for 2013, 2012 and 2011. In accordance with SEC rules, 2011 compensation is not presented for Mr. Newman, because he was not a named executive officer in that year.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total Compensation ($)
Mark A. Hoppe	2013	692,308	734,636	485,154	—	—	—	43,907	1,956,004
Chief Executive Officer	2012	667,308	804,167	721,881	—	—	—	36,647	2,230,003
And	2011	650,000	—	100,000	—	—	—	18,175	768,175
President
Randall T. Conte	2013	424,231	435,833	342,508	—	—	—	22,896	1,225,468
Executive Vice President,	2012	393,846	525,000	230,015	—	—	—	11,267	1,160,128
Chief Financial Officer and	2011	365,192	—	—	—	—	—	8,446	373,638
Chief Operating Officer
Bruce W. Taylor	2013	460,789	251,089	236,083	—	—	—	58,264	1,006,225
Chairman	2012	445,974	209,843	135,000	—	—	—	62,571	853,388
	2011	433,957	—	—	—	—	—	37,640	471,597
William A. Newman	2013	384,615	378,333	235,006	—	—	—	18,000	1,015,954
Executive Vice President,	2012	337,692	2,012,500	—	—	—	—	11,336	2,361,528
Mortgage
Michael D. Sharkey	2013	435,385	336,487	260,722	—	—	—	30,745	1,063,338
Executive Vice President,	2012	420,385	224,188	405,017	—	—	—	31,181	1,080,771
Asset‑Based Lending	2011	403,596	—	60,005	—	—	—	27,458	491,059
_______________________

(1)
Amounts reflect base salary paid in the year, before any deferrals at the officer’s election and including salary increases effective during the year, if any (salary increases typically become effective April 1 of the respective year).

(2)
Amount reflects (1) cash bonuses earned under the Success Program for the applicable year, (2) for 2012 and 2013, the cash portion of the November 2012 retention awards in which Messrs. Hoppe, Conte and Taylor became vested in each of those years, and (3) for 2013, the vested cash portion of the February 2013 LTIP awards.

(3)
Amounts reflect the aggregate grant date fair value of stock-based awards (other than stock options) granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the officer. The fair values of stock-based awards are estimated using the closing price of our stock on the grant date. Additional information about these values is included in Note 16 to our audited financial statements included in this Annual Report on Form 10-K.

(4)
Amounts reflect the aggregate grant date fair value of stock options granted in the year computed in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the officer. Assumptions used in the calculation of these values are included in Note 16 to our audited financial statements included in this Annual Report on Form 10-K.

(5)	The table below sets forth the elements of “All Other Compensation” provided in 2013 to our named executive officers:

Name	Perquisites and Other Personal Benefits ($)(a)	Insurance Premiums ($)	Company Contributions to Qualified Retirement Plans ($)	Total ($)
Mark A. Hoppe	32,407	—	11,500	43,907
Randall T. Conte	11,396	—	11,500	22,896
Bruce W. Taylor	45,495	1,269	11,500	58,264
William A. Newman	7,800	—	10,200	18,000
Michael D. Sharkey	20,545	—	10,200	30,745

(a)
The table below sets forth the elements of “Perquisites and Other Personal Benefits” provided in 2013 to our named executive officers (medical coverage includes the portion of health insurance premiums employer paid, which were not included in the prior year’s proxy table):

Name	Country Club Dues ($)	Medical Coverage	Total Perquisites and Other Personal Benefits ($)
Mark A. Hoppe	21,011	11,396	32,407
Randall T. Conte	-	11,396	11,396
Bruce W. Taylor	34,099	11,396	45,495
William A. Newman	-	7,800	7,800
Michael D. Sharkey	19,245	1,300	20,545

Grants of Plan-Based Awards
The following table sets forth information regarding each grant of a plan-based award made to a named executive officer in 2013.

(a)	(b)	(c)	(d)		(e)
Name	Type of Award	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock Awards ($)(3)
Mark A. Hoppe	Restricted Stock	2/12/2013	18,492	(1)	316,398
	Restricted Stock	2/12/2013	9,863	(2)	168,756
Randall T. Conte	Restricted Stock	2/12/2013	14,173	(1)	242,500
	Restricted Stock	2/12/2013	5,845	(2)	100,008
Bruce W. Taylor	Restricted Stock	2/12/2013	7,204	(1)	123,260
	Restricted Stock	2/12/2013	6,594	(2)	112,823
William A. Newman	Restricted Stock	2/12/2013	13,735	(1)	235,006
Michael D. Sharkey	Restricted Stock	2/12/2013	9,028	(1)	154,469
	Restricted Stock	2/12/2013	6,210	(2)	106,253
_______________________

(1)
Amounts represent the issuance of discretionary restricted stock awards under our LTIP. For the awards granted on February 12, 2013, 34% vested on February 12, 2013, 33% vested on February 12, 2014 and 33% vests on February 12, 2015.

(2)	Amounts represent the issuance of TARP-compliant restricted stock awards. For the awards granted on February 12, 2013, 100% vests on February 12, 2015.

(3)	Amounts in column (e) represent the full fair value of the restricted stock awards reported in column (d) as of the date of grant.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information with respect to outstanding stock options and unvested stock awards held as of December 31, 2013 by the named executive officers. Vesting and other information relating to these awards set forth in the footnotes below the table generally is contingent on continued employment through the vesting date and is subject to acceleration of vesting in certain circumstances—see “Termination and Change in Control Scenarios.” Market values for outstanding stock awards, which include 2013 grants and prior-year grants, are based on the closing market price of Company stock of $26.58 on December 31, 2013.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark A. Hoppe	50,000	—	—	19.99	2/4/2016	2,345	(2)	62,330	—	—
	—	—	—	—	—	18,549	(3)	493,032	—	—
	—	—	—	—	—	7,020	(4)	186,592	—	—
	—	—	—	—	—	12,205	(5)	324,409	—	—
	—	—	—	—	—	9,863	(6)	262,159	—	—
Randall T. Conte	19,125	6,375	—	6.23	11/5/2017	6,935	(7)	184,332	—	—
	—	—	—	—	—	1,902	(8)	50,555	—	—
	—	—	—	—	—	9,354	(9)	248,629	—	—
	—	—	—	—	—	5,845	(10)	155,360	—	—
Bruce W. Taylor	20,000	—	—	26.08	3/17/2014	2,445	(11)	64,988	—	—
	—	—	—	—	—	4,755	(12)	126,388	—	—
	—	—	—	—	—	6,594	(13)	175,269	—	—
William A. Newman	26,250	8,750	—	8.75	2/11/2018	9,065	(14)	240,948	—	—
Michael D. Sharkey	—	—	—	—	—	1,870	(15)	49,705	—	—
	—	—	—	—	—	4,222	(16)	112,221	—	—
	—	—	—	—	—	6,935	(17)	184,332	—	—
	—	—	—	—	—	5,072	(18)	134,814	—	—
	—	—	—	—	—	5,958	(19)	158,364	—	—
	—	—	—	—	—	6,210	(20)	165,062	—	—
_______________________

(1)
Vest at a rate of 25% per year for the first four years of an eight-year term. Mr. Conte’s options vest 25% on each of November 5, 2010, November 5, 2011, April 25, 2013 and April 25, 2014. The year three and four vesting dates have been adjusted from the original vesting dates in order to comply with TARP compensation rules.

(2)
Reflects a grant of restricted stock of 9,381 shares on February 28, 2011, of which 50% vested on February 28, 2013, 25% vests on February 28, 2014 and 25% was forfeited on June 19, 2012 in order to comply with TARP compensation rules.

(3)
Reflects a grant of restricted stock of 24,732 shares on February 28, 2012, of which 50% vests on February 28, 2014, 25% vests on February 28, 2015 and 25% was forfeited on June 19, 2012 in order to comply with TARP compensation rules.

(4)	Reflects a grant of restricted stock of 21,060 shares on November 2, 2012, of which 34% vested on November 2, 2012, 33% vested on November 2, 2013 and 33% vests on November 2, 2014.

(5)	Reflects a grant of restricted stock of 18,492 shares on February 12, 2013, of which 34% vested on February 12, 2013, 33% vests on February 12, 2014 and 33% vests on February 12, 2015.

(6)	Reflects a grant of restricted stock of 9,863 shares on February 12, 2013, which vests 100% on February 12, 2015.

(7)
Reflects a grant of restricted stock of 9,246 shares on February 28, 2012, of which 50% vests on February 28, 2015, 25% vests on February 28, 2016 and 25% was forfeited on June 19, 2012 in order to comply with TARP compensation rules.

(8)	Reflects a grant of restricted stock of 5,707 shares on November 2, 2012, of which 34% vested on November 2, 2012, 33% vested on November 2, 2013 and 33% vests on November 2, 2014.

(9)	Reflects a grant of restricted stock of 14,173 shares on February 12, 2013, of which 34% vested on February 12, 2013, 33% vests on February 12, 2014 and 33% vests on February 12, 2015.

(10)	Reflects a grant of restricted stock of 5,845 shares on February 12, 2013, which vests 100% on February 12, 2015.

(11)	Reflects a grant of restricted stock of 7,337 shares on November 2, 2012, of which 34% vested on November 2, 2012, 33% vested on November 2, 2013 and 33% vests on November 2, 2014.

(12)	Reflects a grant of restricted stock of 7,204 shares on February 12, 2013, of which 34% vested on February 12, 2013, 33% vests on February 12, 2014 and 33% vests on February 12, 2015.

(13)	Reflects a grant of restricted stock of 6,594 shares on February 12, 2013, which vests 100% on February 12, 2015.

(14)	Reflects a grant of restricted stock of 13,735 shares on February 12, 2013, of which 34% vested on February 12, 2013, 33% vests on February 12, 2014 and 33% vests on February 12, 2015.

(15)
Reflects a grant of restricted stock of 7,481 shares on June 10, 2010, of which 50% vested on June 10, 2013, 25% vests on June 10, 2014 and 25% was forfeited on June 19, 2012 in order to comply with TARP compensation rules.

(16)
Reflects a grant of restricted stock of 5,629 shares on February 28, 2011, of which 50% vests on February 28, 2014, 25% vests on February 28, 2015 and 25% was forfeited on June 19, 2012 in order to comply with TARP compensation rules.

(17)
Reflects a grant of restricted stock of 9,246 shares on February 28, 2012, of which 50% vests on February 28, 2015, 25% vests on February 28, 2016 and 25% was forfeited on June 19, 2012 in order to comply with TARP compensation rules.

(18)	Reflects a grant of restricted stock of 15,218 shares on November 2, 2012, of which 34% vested on November 2, 2012, 33% vested on November 2, 2013 and 33% vests on November 2, 2014.

(19)	Reflects a grant of restricted stock of 9,028 shares on February 12, 2013, of which 34% vested on February 12, 2013, 33% vests on February 12, 2014 and 33% vests on February 12, 2015.

(20)	Reflects a grant of restricted stock of 6,210 shares on February 12, 2013, which vests 100% on February 12, 2015.
Option Exercises and Stock Vested in Last Fiscal Year
The following table sets forth information for each of our named executive officers regarding vesting of restricted stock awards during the year ended December 31, 2013. None of our named executive officers exercised any stock options during 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark A. Hoppe	—	—	22,154	415,110	(1)
Randall T. Conte	—	—	10,387	210,510	(2)
Bruce W. Taylor	—	—	4,894	97,893	(3)
William A. Newman	—	—	4,670	79,904	(4)
Michael D. Sharkey	—	—	20,357	418,193	(5)
_______________________

(1)
Represents four separate vestings: 6,287 shares of stock acquired on vesting multiplied by $17.11 per share, the market price of the Company’s common stock on February 12, 2013, the date of vesting, 4,691 shares of stock acquired on vesting multiplied by $16.53 per share, the market price of the Company’s common stock on February 28, 2013, the date of vesting, 4,156 shares of stock acquired on vesting multiplied by $16.66 per share, the market price of the Company’s common stock on June 10, 2013, the date of vesting, and 7,020 shares of stock acquired on vesting multiplied by $22.90 per share, the market price of the Company’s common stock on November 1, 2013, the last business day preceding the date of vesting (vesting of this award occurred on a non-business day).

(2)
Represents three separate vestings: 4,819 shares of stock acquired on vesting multiplied by $17.11 per share, the market price of the Company’s common stock on February 12, 2013, the date of vesting, 1,902 shares of stock acquired on vesting multiplied by $22.90 per share, the market price of the Company’s common stock on November 1, 2013, the last business day preceding the date of vesting (vesting of this award occurred on a non-business day) and 3,666 shares of stock acquired on vesting multiplied by $23.05 per share, the market price of the Company’s common stock on November 6, 2013, the date of vesting

(3)
Represents two separate vestings: 2,449 shares of stock acquired on vesting multiplied by $17.11 per share, the market price of the Company’s common stock on February 12, 2013, the date of vesting and 2,445 shares of stock acquired on vesting multiplied by $22.90 per share, the market price of the Company’s common stock on November 1, 2013, the last business day preceding the date of vesting (vesting of this award occurred on a non-business day).

(4)	Represents the number of shares of stock acquired on vesting multiplied by $17.11 per share, the market price of the Company’s common stock on February 12, 2013, the date of vesting.

(5)
Represents four separate vestings: 3,070 shares of stock acquired on vesting multiplied by $17.11 per share, the market price of the Company’s common stock on February 12, 2013, the date of vesting, 3,741 shares of stock acquired on vesting multiplied by $16.66 per share, the market price of the Company’s common stock on June 10, 2013, the date of vesting, 8,474 shares of stock acquired on vesting multiplied by $22.09 per share, the market price of the Company’s common stock on August 13, 2013, the date of vesting, and 5,072 shares of stock acquired on vesting multiplied by $22.90 per share, the market price of the Company’s common stock on November 1, 2013, the last business day preceding the date of vesting (vesting of this award occurred on a non-business day).

Non-Qualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Mark A. Hoppe	341,827	—	43,681	—	799,809
Randall T. Conte	—	—	—	—	—
Bruce W. Taylor	—	—	157,872	—	1,198,892
William A. Newman	—	—	—	—	—
Michael D. Sharkey	—	—	—	—	—

Employment Agreements with our Named Executive Officers
Bruce W. Taylor serves as our Chairman and the Chairman of the Bank Board. We entered into an employment agreement with Mr. Taylor on September 4, 2008, which became effective on September 29, 2008. Under the employment agreement, Mr. Taylor’s initial annual base salary was set at $525,200. This agreement was subsequently amended in March 2009 to set his salary at $433,957. The agreement provides that Mr. Taylor’s base salary will be reviewed on an annual basis by the Compensation Committee, and may be increased, but not decreased (other than permitted proportionate reductions applicable to all similarly situated senior executives of the Company, but not any reduction during the two-year period commencing upon a “change in control” of the Company (as defined in the employment agreement)), by the Compensation Committee in its sole discretion. Mr. Taylor is also eligible for a performance-based annual cash bonus to be determined in accordance with our annual incentive compensation program.
Mr. Taylor is eligible to participate in our LTIP. Under the employment agreement, Mr. Taylor is also eligible to receive additional benefits and participate in other benefit plans, including our Deferred Compensation Plan, 401(k) and Profit Sharing Plan and health and welfare benefit plans, payment of club dues, automobile expenses and wealth management services.
Mr. Taylor’s employment agreement provides that in the event Mr. Taylor’s employment is terminated due to his death or disability, the Company will pay to Mr. Taylor or his beneficiaries: (1) any accrued but unpaid base salary up to the date of termination; (2) any accrued but unpaid cash bonus with respect to the Company’s fiscal year prior to the year in which the date of termination occurs; and (3) an amount equal to his prior year’s bonus multiplied by a fraction, the numerator of which is the number of days lapsed from January 1st through the date of his termination, and the denominator of which is 365.
Mr. Taylor’s employment agreement provides that, in the event that Mr. Taylor’s employment is terminated: (1) by the Company other than due to death, disability or “cause” (as defined in the employment agreement); or (2) by Mr. Taylor for “good reason” (as defined in the employment agreement), then the Company will pay to Mr. Taylor (a) any accrued but unpaid base salary and benefits up to the date of termination, (b) any accrued but unpaid cash bonus with respect to the Company’s fiscal year prior to the year in which the date of termination occurs, (c) subject to his execution of a release of claims against the Company, an amount equal to his prior year’s bonus multiplied by a fraction, the numerator of which is the number of days lapsed from January 1st through the date of his termination, and the denominator of which is 365, (d) subject to his execution of a release, an amount (payable in installments) equal to one and one-half times the sum of his base salary plus the average of (i) the bonus paid to Mr. Taylor for the year prior to the year in which the date of termination occurs and (ii) the greater of (A) the amount described in clause (i) above, and (B) Mr. Taylor’s target bonus for the year in which the termination occurs, and (e) up to 18 months of Company-paid COBRA coverage.
Mr. Taylor’s employment agreement provides that Mr. Taylor will receive additional severance payments if his employment is terminated by the Company other than for cause or due to death or disability, or if his employment is terminated by him for good reason, during a “change in control period” (as defined in the employment agreement). In such circumstance, Mr. Taylor will be entitled to receive (in addition to the payments and benefits he would be entitled to receive pursuant to the preceding paragraph), subject to his provision of a release, an amount equal to one-half times the sum of: (1) his base salary on the effective date of the change in control or his base salary immediately prior to the date when the notice of termination was given (whichever rate is greater); and (2) the average of (a) his prior year’s bonus, and (b) the greatest of (i) his prior year’s bonus, (ii) his actual bonus for the year in which his termination occurs, or (iii) his bonus at target for the year in which his termination occurs. In such circumstance, Mr. Taylor will also be entitled to continuation of medical benefits for up to 36 months, and the vesting of his LTIP equity awards will be governed by the controlling plan documents. The employment agreement also contains provisions related to circumstances where an excise tax equalization gross-up payment for any severance or other payments may apply; provided, however, that any such payment may not exceed $350,000.
Mr. Taylor’s employment agreement includes provisions with regard to non-solicitation of customers and employees of the Company (during the term of the employment agreement and for one year following the termination of Mr. Taylor’s employment), and ownership of work product, non-disparagement and confidentiality.
Mark A. Hoppe serves as our Chief Executive Officer and President, a member of our Board, Chief Executive Officer and President of the Bank and a member of the Bank Board. We entered into an employment agreement with Mr. Hoppe on January 30, 2008, which became effective on February 4, 2008. Under the employment agreement, Mr. Hoppe’s initial annual base salary was set at $550,000. His base salary is reviewed on annual basis by the Compensation Committee, and may be increased, but not decreased (other than permitted proportionate reductions applicable to all similarly situated senior executives of the Company, but not any reduction during the two-year period commencing upon a “change in control” of the Company (as defined in the employment agreement)), by the Compensation Committee in its sole discretion. Mr. Hoppe is also eligible for a performance-based annual cash bonus to be determined in accordance with our annual incentive compensation program.
Mr. Hoppe’s employment agreement further provides that Mr. Hoppe is eligible to participate in the LTIP. Mr. Hoppe’s annual starting target for awards under the LTIP is approximately 100% of his base salary. Under the employment agreement, Mr. Hoppe is also eligible to receive additional benefits and participate in other benefit plans, including our Deferred

Compensation Plan, 401(k) and Profit Sharing Plan and health and welfare benefit plans, payment of club dues, automobile expenses and wealth management services.
Mr. Hoppe’s employment agreement provides that in the event Mr. Hoppe’s employment is terminated due to his death or disability, the Company will pay to Mr. Hoppe or his beneficiaries: (1) any accrued but unpaid base salary up to the date of termination; (2) any accrued but unpaid cash bonus with respect to the Company’s fiscal year prior to the year in which the date of termination occurs; and (3) an amount equal to his prior year’s bonus multiplied by a fraction, the numerator of which is the number of days lapsed from January 1st through the date of his termination, and the denominator of which is 365.
Mr. Hoppe’s employment agreement provides that, in the event that Mr. Hoppe’s employment is terminated: (1) by the Company other than due to death, disability or “cause” (as defined in the employment agreement); (2) by the Company by sending notice not to renew the terms of his employment agreement without cause; or (3) by Mr. Hoppe for “good reason” (as defined in the employment agreement), then the Company will pay to Mr. Hoppe (a) any accrued but unpaid base salary and benefits up to the date of termination, (b) any accrued but unpaid cash bonus with respect to the Company’s fiscal year prior to the year in which the date of termination occurs, (c) an amount equal to his prior year’s bonus multiplied by a fraction, the numerator of which is the number of days lapsed from January 1st through the date of his termination, and the denominator of which is 365, (d) subject to his execution of a release of claims against the Company, an amount (payable in installments) equal to one and one-half times the sum of his base salary plus the average of (i) the bonus paid to Mr. Hoppe for the year prior to the year in which the date of termination occurs and (ii) the greater of (A) the amount described in clause (i) above, and (B) Mr. Hoppe’s bonus at target for the year in which the termination occurs, (e) up to 18 months of Company-paid COBRA coverage, and (f) up to 18 months of outplacement assistance benefits not to exceed $40,000 per year.
Mr. Hoppe’s employment agreement provides that Mr. Hoppe will receive additional severance payments if his employment is terminated by the Company other than for cause or due to his death or disability, if the Company sends notice not to renew the terms of his employment agreement without cause or if his employment is terminated by him for good reason, during the “change in control period” (as defined in the employment agreement). In such circumstance, Mr. Hoppe will be entitled to receive (in addition to the payments and benefits he would be entitled to receive pursuant to the preceding paragraph), subject to his execution of a release, an amount equal to one and one-half times the sum of: (1) his base salary on the effective date of the change in control or his base salary immediately prior to the date when the notice of termination was given (whichever rate is greater); and (2) the average of (a) his prior year’s bonus, and (b) the greatest of (i) his prior year’s bonus, (ii) his actual bonus for the year in which his termination occurs, or (iii) his bonus at target for the year in which his termination occurs. In such circumstance, Mr. Hoppe will also be entitled to up to 24 months of outplacement assistance benefits not to exceed $40,000 per year, continuation of benefits for up to 36 months, and the immediate vesting of his LTIP benefits or any outstanding equity awards. The employment agreement also contains provisions related to circumstances where an excise tax equalization gross-up payment for any severance or other payments may apply. Mr. Hoppe’s employment agreement includes provisions with regard to non-solicitation of customers and employees of the Company (during the term of the employment agreement and for one year following the termination of Mr. Hoppe’s employment), ownership of work product, non-disparagement and confidentiality.
Randall T. Conte serves as our Executive Vice President, Chief Financial Officer and Chief Operating Officer. We extended a written offer of employment to Mr. Conte on October 9, 2008 concerning the terms of his employment which provided that: (1) his initial annualized salary was set at $250,000 subject to review on an annual basis; (2) he is eligible to participate in the Company’s Success Program and LTIP; (3) he is eligible to participate in the Company’s Deferred Compensation Plan; and (4) he is eligible for reimbursement of certain automobile and club dues expenses.
Mr. Conte is covered by our Taylor Capital Group, Inc. and Cole Taylor Bank Executive Severance Plan and the Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (see “Severance Arrangements” below for details of these plans).
William A. Newman serves as Executive Vice President the Company. His title at the Bank is President of Cole Taylor Mortgage. We extended a written offer of employment to Mr. Newman on November 30, 2009 concerning the terms of his employment which provided that: (1) his initial annualized salary was set at $280,000 subject to review on an annual basis; (2) he is eligible to participate in the Company’s Success Program and LTIP; (3) he is eligible to participate in the Company’s Deferred Compensation Plan; and (4) he is eligible for reimbursement of certain automobile and club dues expenses.
Mr. Newman is covered by our Taylor Capital Group, Inc. and Cole Taylor Bank Executive Severance Plan and the Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (see “Severance Arrangements” below for details of these plans).

Michael D. Sharkey serves as Executive Vice President of the Company. His title at the Bank is President of Cole Taylor Business Capital. We extended a written offer of employment to Mr. Sharkey on June 16, 2008 concerning the terms of his employment which provides that: (1) his initial annualized salary was set at $375,000 subject to review on an annual basis; (2) he is eligible to participate in the Company’s Success Program and LTIP; (3) he is eligible to participate in the Company’s Deferred Compensation Plan; and (4) he is eligible for reimbursement of certain automobile and club dues expenses.
Mr. Sharkey is covered by our Taylor Capital Group, Inc. and Cole Taylor Bank Executive Severance Plan and the Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (see “Severance Arrangements” below for details of these plans).
Severance Arrangements
Taylor Capital Group, Inc. and Cole Taylor Bank Executive Severance Plan (the “Executive Severance Plan”)
Senior officers, including our named executive officers (other than Messrs. Taylor and Hoppe, who are covered by individual employment agreements), are eligible for benefits under the Executive Severance Plan. The plan provides that upon termination of employment by the Company for reasons other than for cause and due to (1) elimination of the executive’s position, (2) a reduction in force, (3) a facility closing or (4) an event designated by the Company as a reorganization, and subject to the executive’s execution of a release of claims against the Company, the officer may be entitled to severance payments which may equal up to 12 months of base salary (plus an additional 4 weeks of base salary for officers age 50 or older). Participants may also receive medical benefits, outplacement assistance for a defined period of time following termination and financial planning assistance. The Executive Severance Plan does not provide for any excise tax gross-up payments.
Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (the “Change in Control Plan”)
Select senior officers, including our named executive officers (other than Messrs. Taylor and Hoppe, who are covered by individual employment agreements), are eligible for benefits under the Change in Control Plan. The Change in Control Plan is designed to mitigate the impact of change-in-control transactions on the performance of key officers and executives.
Severance benefits are paid when within 12 to 24 months following a change in control a participant’s employment is terminated: (1) involuntarily for any reason other than cause, death, disability or retirement; or (2) by the participant for good reason. Generally, a change in control means the acquisition of 50% or more of the total fair market value or voting power of the stock of the Company (except by the Taylor family, the Steans family or any group which either the Taylor family or the Steans family is a member), the change in a majority of the members of our Board under certain circumstances or the sale of more than 50% of the assets of the Company or the relevant subsidiary.
Severance benefits include: (1) payment of up to 1.5 to 2 times the participant’s annual compensation (base salary and bonus); (2) Company-paid COBRA continuation coverage; and (3) twelve months of outplacement assistance benefits.
The Change in Control Plan does not provide for any excise tax gross-up payments; rather, the plan provides that severance payments will be reduced to the extent any portion of those payments would be non-deductible to the Company.
Other Change in Control Considerations
The LTIP provides that upon a change in control (as defined in the plan) all unvested stock options and restricted stock awards will immediately become vested.
Potential Payments upon Termination of Employment or Change in Control
The table below reflects the amounts and benefits the named executive officers would have received had their employment been terminated or had a change in control event occurred on December 31, 2013. The table excludes: (1) amounts accrued through December 31, 2013 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and bonus amounts; (2) vested account balances under our 401(k) and Profit Sharing Plan; (3) vested account balances under our non-qualified deferred compensation plans, as described under “Non-qualified Deferred Compensation;” and (4) already vested equity awards.

Termination and Change in Control Scenarios

Executive Benefits and Payments upon Termination	Voluntary Termination ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Good Reason Termination or Involuntary Not for Cause Termination (Change in Control) ($)	Death ($)	Disability ($)
Mark A. Hoppe
Intrinsic Value of Unvested Long-Term Incentives(1)	—	—	—	1,668,626	1,668,626	1,668,626
Cash Severance(2)	—	2,081,250	—	3,656,250	—	—
Post-Employment Healthcare Benefits(2)	—	23,795	—	23,795	—	—
Outplacement Services(2)	—	60,000	—	80,000	—	—
Perquisites(2)	—	—	—	63,033	—	—
Tax Reimbursement Payment(3)	—	—	—	2,430,082	—	—
Total Benefits to Be Received	—	2,165,045	—	7,921,786	1,668,626	1,668,626
Randall T. Conte
Intrinsic Value of Unvested Long-Term Incentives(1)	—	—	—	965,274	965,274	965,274
Cash Severance(6)(7)	—	468,462	—	1,850,000	—	—
Post-Employment Healthcare Benefits(6)(7))	—	24,063	—	24,063	—	—
Outplacement Services(6)(7)	—	30,000	—	30,000	—	—
Financial Planning Assistance(7)	—	2,500	—	—	—	—
Total Benefits to Be Received	—	525,025	—	2,869,337	965,274	965,274
Bruce W. Taylor
Intrinsic Value of Unvested Long-Term Incentives(1)	—	—	—	493,823	493,823	493,823
Cash Severance(4)	—	1,030,382	—	1,332,632	465,000	—
Post-Employment Healthcare Benefits(4)	—	24,063	—	48,127	—	—
Tax Reimbursement Payment(5)	—	—	—	350,000	—	—
Total Benefits to Be Received	—	1,054,445	—	2,224,582	958,823	493,823
William A. Newman
Intrinsic Value of Unvested Long-Term Incentives(1)	—	—	—	560,936	560,936	560,936
Cash Severance(6)(7)	—	400,000	—	3,618,750	—	—
Post-Employment Healthcare Benefits(6)(7)	—	23,094	—	23,094	—	—
Outplacement Services(6)(7)	—	30,000	—	30,000	—	—
Financial Planning Assistance(7)	—	2,500	—	—	—	—

Total Benefits to Be Received	—	455,594	—	4,232,780	560,936	560,936
Michael D. Sharkey
Intrinsic Value of Unvested Long-Term Incentives(1)	—	—	—	907,471	907,471	907,471
Cash Severance(6)(7)	—	473,846	—	1,328,376	—	—
Post-Employment Healthcare Benefits(6)(7)	—	—	—	—	—	—
Outplacement Services(6)(7)	—	30,000	—	30,000	—	—
Financial Planning Assistance(7)	—	2,500	—	—	—	—
Total Benefits to Be Received	—	506,346	—	2,265,847	907,471	907,471
_______________________

(1)
The terms of outstanding stock option, restricted stock, and cash long-term incentive awards provide that all unvested awards will vest in full in the event employment is terminated due to death or disability, or in the event employment is involuntarily terminated within 24 months following a change in control of the Company or in the event the employee terminates employment following a change in control for good reason. The value of the stock options is based on the excess, if any, of the closing market price of our common stock on December 31, 2013 ($26.58) and the option exercise price. The value of restricted stock is based on the $25.58 year-end stock price.

(2)	Represents the cash severance payments, post-employment healthcare benefits, perquisites and outplacement services payable to Mr. Hoppe pursuant to his employment agreement.

(3)
Per Mr. Hoppe’s Employment Agreement dated effective February 4, 2008, in the event of a change in control of the Company, Mr. Hoppe is entitled to receive an additional payment (a “Gross-Up Payment”) in an amount equal to the federal, state and local income and excise tax imposed by Section 4999 of the Code.

(4)	Represents the total cash severance payments, post-employment healthcare benefits and death benefits payable to Mr. Taylor pursuant to his employment agreement.

(5)
Per Mr. Taylor’s Employment Agreement dated effective September 29, 2008, in the event of a change in control of the Company, Mr. Taylor is entitled to receive a Gross-Up Payment in an amount equal to the federal, state and local income and excise tax imposed by Section 4999 of the Code, subject to certain limitations. It was not expected that Mr. Taylor would require a Gross-Up Payment in the event of a change in control on December 31, 2013.

(6)
Represents the approximate cost of cash severance payments, continued health benefits and outplacement services provided under the Change in Control Plan to Messrs. Conte, Newman and Sharkey in the event employment is terminated within two years after a change in control of the Company.

(7)
Represents the approximate cost of cash severance payments, continued health benefits, outplacement services and financial planning assistance provided under the Executive Severance Plan to Messrs. Conte, Newman and Sharkey in the event employment is terminated involuntarily and not for cause.

Director Compensation
During 2013, each of our non-employee directors received an annual retainer of $20,000 and an attendance fee of $1,000 for each Board or committee meeting attended and $1,000 for each meeting attended relating to Bank Board committees or groups. The Chairperson of the Enterprise Risk Committee received an additional annual fee of $7,500, the Chairperson of the Audit Committee received an additional annual fee of $10,000, the Chairperson of the Compensation Committee received an additional annual fee of $7,500, and the Chairperson of the Corporate Governance and Nominating Committee received an additional annual fee of $5,000, as well as an annual fee of $5,000 for serving as the lead director at meetings of our independent directors. In addition, all directors are reimbursed for expenses incurred in connection with attendance at Board and committee meetings. All director fees for 2013 were paid in cash.

Each non-employee director also currently is eligible to receive an equity award, at the discretion of the Compensation Committee of our Board, under our 2011 Long-Term Incentive Plan. No equity awards were granted to our non-employee directors in 2013. Other than with respect to reimbursement of expenses, directors who are our employees or officers do not receive additional compensation for their service as a director.
2013 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald L. Bliwas	45,000	—	—	—	—	—	45,000
C. Bryan Daniels	46,500	—	—	—	—	—	46,500
Ronald Emanuel	52,000	—	—	—	—	—	52,000
M. Hill Hammock	68,500	—	—	—	—	—	68,500
Elzie L. Higginbottom	37,000	—	—	—	—	—	37,000
Michael H. Moskow	71,500	—	—	—	—	—	71,500
Louise O’Sullivan	40,000	—	—	—	—	—	40,000
Shepherd G. Pryor, IV	66,000	—	—	—	—	—	66,000
Harrison I. Steans	44,000	—	—	—	—	—	44,000
Jennifer W. Steans	45,000	—	—	—	—	—	45,000
Jeffrey W. Taylor	38,000	—	—	—	—	—	38,000
Richard W. Tinberg	48,000	—	—	—	—	—	48,000
_______________________
Each of the individuals named in this table serves on both the Board and the Bank Board (which have identical membership), and the amounts provided for each individual include all fees paid for service as a director of both the Company and the Bank.
Compensation Committee Report
The following Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.
Submitted by the Compensation Committee of the Company’s Board:
M. Hill Hammock, Chairperson
Ronald L. Bliwas
Louise O’Sullivan
Richard W. Tinberg
Compensation Committee Interlocks and Insider Participation
During most of 2013, the members of the Compensation Committee were M. Hill Hammock (Chairperson), Ronald L. Bliwas, Louise O’Sullivan and Richard W. Tinberg. The Board appointed Mr. Bliwas to join the committee at the Board’s regular meeting in February 2013. None of these individuals was an officer or employee of the Company in 2013, and none of these individuals is a former officer or employee of the Company. In addition: (1) no executive officer of the Company served on the compensation committee of another entity, one of whose executive officers served on the Company’s Compensation Committee; (2) no executive officer of the Company served as a director of another entity, one of whose executive officers served on the Company’s Compensation Committee; and (3) no executive officer of the Company served on the compensation committee of another entity, one of whose executive officers served as a director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership of Common Stock
The following table sets forth information regarding beneficial ownership of our common stock as of March 5, 2014, by: (1) each stockholder known by us to be the beneficial owner of more than five percent of the outstanding shares of common stock; (2) each of our executive officers named in the Summary Compensation Table above under Item 11. Executive Compensation; (3) each of our directors; and (4) all directors and executive officers as a group. The information presented in the table is based upon the most recent filings with the SEC by such persons or upon information otherwise provided by such persons to us prior to March 5, 2014.
Beneficial ownership is determined according to the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or investment power as well as any shares that such person has the right to acquire on or before May 4, 2014 (60 days after March 5, 2014), through the exercise of options or other rights. Except as otherwise indicated, we believe that the beneficial owners of stock listed below have sole investment and voting power with respect to the shares described.
The applicable percentage ownership for each person listed below is based upon 29,325,998 shares of common stock outstanding as of March 5, 2014. Shares of common stock subject to options or other securities currently exercisable or exercisable on or before May 4, 2014, are deemed outstanding for the purpose of calculating the percentage ownership of the person holding those options or other securities, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person.
Unless otherwise noted, the address for each holder of five percent or more of any of the stock listed in the following table is: c/o Taylor Capital Group, Inc., 9550 West Higgins Road, Rosemont, Illinois 60018. An asterisk denotes beneficial ownership of less than 1% of the outstanding shares.

Names of Beneficial Owners	Beneficial Ownership of Common Stock	Percentage of Outstanding Common Stock (%)	Number of Common Shares Underlying Options Included in Shares Beneficially Owned	Number of Common Shares Underlying Outstanding Warrants Included in Shares Beneficially Owned
Bruce W. Taylor(1)	4,239,827	14.4	20,000	—
Jeffrey W. Taylor(2)	3,991,291	13.6	20,000	—
Harrison I. Steans(3)	2,213,672	7.5	—	—
Jennifer W. Steans(4)	1,879,254	6.3	—	505,479
C. Bryan Daniels(5)	1,098,168	3.7	—	—
Mark A. Hoppe(6)	421,622	1.4	50,000	—
M. Hill Hammock(7)	294,173	1.0	—	—
Michael H. Moskow(8)	240,893	*	150,000	—
Michael D. Sharkey(9)	226,475	*	—	—
Ronald Emanuel(10)	153,231	*	7,260	—
Randall T. Conte(11)	125,063	*	25,500	—
William A. Newman(12)	110,031	*	35,000	—
Richard W. Tinberg(13)	99,109	*	4,840	—
Elzie L. Higginbottom +	26,911	*	2,421	—
Ronald L. Bliwas(14)	24,452	*	4,840	—
Shepherd G. Pryor, IV	8,687	*	4,840	—
Louise O’Sullivan	6,787	*	3,340	—
All directors and executive officers as a group (21 persons)	11,696,379	38.8	328,041	505,479
Five percent stockholders:
Cindy Taylor Robinson(15)	4,094,229	14.0	—	—
Taylor Voting Trust U/A/D 11/30/98(16)	3,911,426	13.3	—	—
James P. Kastenholz(4)	1,879,254	6.3	—	505,479
Leonard A. Gail(17)	1,800,075	6.0	—	505,479
Robin M. Steans(17)	1,800,075	6.0	—	505,479
Leo A. Smith(18)	1,753,390	5.9	—	505,479
Heather A. Steans(18)	1,753,390	5.9	—	505,479
_______________________
+ Mr. Higginbottom resigned from the Company’s Board on March 6, 2014.

(1)
Includes: (i) 197,293 shares of Taylor Capital common stock that are held in the Bruce W. Taylor Revocable Trust under agreement dated April 10, 1984; (ii) 16,253 shares of Taylor Capital common stock held in an IRA account; (iii) 3,911,426 shares of Taylor Capital common stock that are held by a Voting Trust under agreement dated 11/30/98, of which Jeffrey W. Taylor, Bruce W. Taylor and Cindy Taylor Robinson serve as trustees; (iv) 39,720 shares of Taylor Capital common stock that are held in the Bruce W. Taylor Gift Trust under agreement dated 6/10/82, of which Bruce W. Taylor and Cindy Taylor Robinson serve as co-trustees; (v) original grants for an aggregate of 21,135 shares of restricted stock of Taylor Capital of which 11,416 remain unvested; and (vi) 34,000 shares of Taylor Capital common stock that are owned by Bruce W. Taylor and Barbara Taylor as joint tenants.

(2)
Includes: (i) 3,911,426 shares of Taylor Capital common stock that are held by a Voting Trust under agreement dated 11/30/98, of which Jeffrey W. Taylor, Bruce W. Taylor and Cindy Taylor Robinson serve as trustees; (ii) 22,830 shares of Taylor Capital common stock that are held in the Jeffrey W. Taylor Gift Trust under agreement dated 6/10/82, of which Jeffrey W. Taylor and Brian Taylor serve as co-trustees; (iii) 18,440 shares of Taylor Capital common stock that are held in the Taylor Annual Gift Trust for Lisa Rebecca U/A/D 7/10/83 of which Jeffrey W. Taylor and Cindy Taylor Robinson serve as co-trustees: (iv) 16,151 shares of Taylor Capital common stock held in an IRA account of Jeffrey W. Taylor; and (v) 2,444 shares of restricted stock of Taylor Capital.

(3)
Includes 2,213,672 shares of Taylor Capital common stock beneficially owned by Harrison I. Steans individually (2,213,672 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions). The business address of Mr. Steans is c/o Financial Investments Corporation, 50 East Washington Street, Suite 400, Chicago, Illinois 60602.

(4)
Includes: (i) 43,786 shares of Taylor Capital common stock beneficially owned by James P. Kastenholz (the spouse of Jennifer W. Steans) as a trustee of the Jennifer Steans 1999 Descendants Trust (43,786 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); (ii) 89,792 shares of Taylor Capital common stock beneficially owned by Mr. Kastenholz individually (89,792 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); (iii) 393,897 shares of Taylor Capital common stock held by PCB Limited Partnership of which Ms. Steans is one of three general partners (393,897 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); (iv) 26,794 shares of Taylor Capital common stock beneficially owned by Ms. Steans, as custodian for Nicholas J. Kastenholz (the son of Mr. Kastenholz and Ms. Steans); (v) 363,888 shares of Taylor Capital common stock beneficially owned by Ms. Steans individually (363,888 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); (vi) 188,000 shares of Taylor Capital common stock beneficially owned by Trilogy Investment Group, LLC, of which Ms. Steans is one of three managing members and shares investment and voting power with respect to these shares (188,000 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); (vii) 267,618 shares of Taylor Capital common stock held by the Steans 1996 Family Trust, over which Ms. Steans is one of three co-trustees (65,716 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions). In accordance with Rule 13d-4, Ms. Steans disclaims beneficial ownership of the shares described in clauses (i), (ii), (iii), (iv), (vi) and (vii) hereof, and Mr. Kastenholz disclaims beneficial ownership of the shares described in clauses (i), (iii), (iv), (v), (vi), and (vii) hereof. The business address of Ms. Steans and Mr. Kastenholz is c/o Financial Investments Corporation, 50 East Washington Street, Suite 400, Chicago, Illinois 60602.

(5)
Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. each has shared voting and dispositive power with respect to 549,084 shares of Taylor Capital common stock. Daniels & King Capital IV, L.L.C., Stephen V. King and C. Bryan Daniels each has shared voting and dispositive power with respect to 1,098,168 shares of Taylor Capital common stock. Mr. King and Mr. Daniels are the managing members of Daniels & King Capital IV, L.L.C., which is the sole general partner of Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. Therefore, Mr. King, Mr. Daniels and Daniels & King Capital IV, L.L.C. may be deemed to beneficially own shares of stock owned by Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. The 1,098,168 shares of Taylor Capital common stock beneficially owned by Mr. Daniels include: (i) 549,084 shares of Taylor Capital common stock held by Prairie Capital IV, L.P; and (ii) 549,084 shares of Taylor Capital common stock held by Prairie Capital IV QP, L.P. The address for Mr. Daniels is c/o Prairie Capital, 191 North Wacker Drive, Suite 800, Chicago, Illinois 60606.

(6)
Includes: (i) 147,499 shares of restricted stock of Taylor Capital of which 29,168 remain unvested; (ii) 141,449 shares of Taylor Capital common stock held by Mark A. Hoppe and his spouse; (iii) 68,298 shares of Taylor Capital common stock owned by the Mark A. Hoppe Individual Retirement Account; and (iv) 14,376 shares of Taylor Capital Common stock owned by Mr. Hoppe.

(7)
Includes: (i) 10,353 shares of Taylor Capital common stock owned by the M. Hill Hammock Jr. Living Trust; (ii) 18,509 shares of Taylor Capital common stock owned by the Cheryl W. Hammock Living Trust; (iii) 146,710 shares of Taylor Capital common stock owned by the M. Hill Hammock Individual Retirement Account; (iv) 95,259 shares of Taylor Capital common stock held by the Hammock Family Benefit Trust, a family trust of which Cheryl W. Hammock is trustee; and (v) 23,342 shares of Taylor Capital common stock held by Chilanta Community Foundation, a family trust of which Mr. Hammock is the treasurer.

(8)
Includes: (i) 4,888 shares of restricted stock of Taylor Capital; (ii) 71,183 shares of Taylor Capital common stock that are held by the Michael H. Moskow Trust; (iii) 14,005 shares of Taylor Capital common stock that are held by the Suzanne M.K. Moskow Marital Trust; and (iv) 817 shares of Taylor Capital common stock owned by Michael H. Moskow.

(9)
Includes: (i) 71,826 shares of restricted stock of Taylor Capital of which 24,473 remain unvested; (ii) 57,825 shares of Taylor Capital common stock that are held by the Michael D. Sharkey Revocable Trust; (iii) 57,824 shares of Taylor Capital common stock that are held by the Susan D. Sharkey Revocable Trust; and (iv) 39,000 shares of Taylor Capital common stock owned by Michael D. Sharkey.

(10)	Includes: (i) 135,691 shares of Taylor Capital common stock owned by the Emanuel Family Partnership; and (ii) 10,280 shares of Taylor Capital common stock owned by Ronald Emanuel.

(11)
Includes: (i) 61,082 shares of Taylor Capital common stock owned by the Randall T. Conte Individual Retirement Account; and (ii) 38,481 shares of restricted stock of Taylor Capital of which 19,359 shares remain unvested.

(12)	Includes: (i) 12,190 shares of restricted stock of Taylor Capital of which 4,532 remain unvested; and (ii) 62,841 shares of Taylor Capital common stock.

(13)
Includes: (i) 28,033 shares of Taylor Capital common stock; and (ii) 66,236 shares of Taylor Capital common stock owned by Tinberg Asset Management, LLC, of which Richard W. Tinberg is the beneficial owner.

(14)
Includes: (i) 600 shares of Taylor Capital common stock owned by Ronald L. Bliwas under a trust agreement dated July 2001, for which Mr. Bliwas serves as trustee; and (ii) 19,012 shares of Taylor Capital common stock owned by Ronald L. Bliwas.

(15)
Includes: (i) 3,911,426 shares of Taylor Capital common stock that are held by a Voting Trust under agreement dated 11/30/98, of which Jeffrey W. Taylor, Bruce W. Taylor and Cindy Taylor Robinson serve as trustees; (ii) 39,720 shares of Taylor Capital common stock that are held in the Bruce W. Taylor Gift Trust under agreement dated 6/10/82, of which Bruce W. Taylor and Cindy Taylor Robinson serve as co-trustees; (iii) 39,780 shares of Taylor Capital common stock that are held in the Cindy L. Taylor Gift Trust under agreement dated 6/10/82, of which Cindy Taylor Robinson and Susan Taylor serve as co-trustees; (iv) 18,440 shares of Taylor Capital common stock that are held in the Taylor Annual Gift Trust for Lisa Rebecca U/A/D 7/10/83 of which Jeffrey W. Taylor and Cindy Taylor Robinson serve as co-trustees; (v) 20,363 shares of Taylor Capital common stock that are held in the Taylor Annual Gift Trust for Rebecca U/A/D 12/17/92 of which Cindy Taylor Robinson serves as co-trustee; and (vi) 64,500 shares of Taylor Capital common stock owned by Ms. Taylor Robinson.

(16)
Includes 3,911,426 shares of Taylor Capital common stock that are held by a Voting Trust under agreement dated 11/30/98, of which Jeffrey W. Taylor, Bruce W. Taylor and Cindy Taylor Robinson serve as trustees. The voting trust agreement with respect to this trust provides the trustees with full discretion as to how to vote the shares of Taylor Capital common stock held in trust under such agreement, either in person or by proxy, as they deem proper on all matters that may be submitted to stockholders. The voting trust agreement does not restrict the ability of the depositors of shares of Taylor Capital common stock in the trust from transferring such shares (subject to applicable restrictions under other agreements). The voting trust agreement may be terminated by a majority of the number of votes eligible to be cast by the trustees or the written consent of depositors holding two-thirds of all of the shares held in trust under the agreement.

(17)
Includes: (i) 43,786 shares of Taylor Capital common stock beneficially owned by Leonard A. Gail (the spouse of Robin M. Steans) as a trustee of the Robin Steans 1999 Descendants Trust (43,786 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); (ii) 393,897 shares of Taylor Capital common stock held by PCB Limited Partnership of which Ms. Steans is one of three general partners (393,897 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); (iii) 189,323 shares of Taylor Capital common stock beneficially owned by Ms. Steans individually (189,323 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); (iv) 188,000 shares of Taylor Capital common stock beneficially owned by Trilogy Investment Group, LLC, of which Ms. Steans is one of three managing members and shares investment and voting power with respect to these shares (188,000 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); (v) 211,972 shares of Taylor Capital common stock beneficially owned by Mr. Gail individually (211,972 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); and (vi) 267,618 shares of Taylor Capital common stock held by the Steans 1996 Family Trust, over which Ms. Steans is one of three co-trustees (65,716 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions). In accordance with Rule 13d-4, Mr. Gail disclaims beneficial ownership of the shares described in clauses (i), (ii), (iii), (iv) and (vi) hereof, and Ms. Steans disclaims ownership of the shares described in clauses (i), (ii), (iv), (v) and (vi) hereof. The business address of Ms. Steans and Mr. Gail is c/o Financial Investments Corporation, 50 East Washington Street, Suite 400, Chicago, Illinois 60602.

(18)
Includes: (i) 43,786 shares of Taylor Capital common stock beneficially owned by Leo A. Smith (the spouse of Heather A. Steans) as a trustee of the Heather Steans 1999 Descendants Trust (43,786 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); (ii) 393,897 shares of Taylor Capital common stock held by PCB Limited Partnership, of which Ms. Steans is one of three general partners (393,897 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); (iii) 354,610 shares of Taylor Capital common stock beneficially owned by Ms. Steans individually (354,610 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); (iv) 188,000 shares of Taylor Capital common stock beneficially owned by Trilogy Investment Group, LLC, of which Ms. Steans is one of three managing members and shares investment and voting power with respect to these shares (188,000 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions); and (v) 267,618 shares of Taylor Capital common stock held by the Steans 1996 Family Trust, over which Ms. Steans is one of three co-trustees (65,716 of such shares are pledged as security pursuant to certain loan arrangements with customary terms and conditions). In accordance with Rule 13d-4, Mr. Smith disclaims beneficial ownership of the shares described in clauses (i), (ii), (iii), (iv) and (v) hereof, and Ms. Steans disclaims beneficial ownership of the shares described in clauses (i), (ii), (iv), and (v) hereof. The business address of Ms. Steans and Mr. Smith is c/o Financial Investments Corporation, 50 East Washington Street, Suite 400, Chicago, Illinois 60602.
Beneficial Ownership of Series A Preferred
In addition to the information reflected in the table above with respect to the beneficial ownership of our common stock, as of March 5, 2014, Jeffrey W. Taylor, director and Vice Chairman of the Company, beneficially owned a total of 10,000 shares of our Perpetual Non-Cumulative Preferred Stock, Series A (the “Series A Preferred”), including 7,000 shares held in the Jeffery W. Taylor Revocable Trust and 3,000 shares held in the Taylor Annual Gift Trust for Jeffrey Taylor. The 10,000 shares of Series A Preferred beneficially owned by Mr. Taylor represented 0.25% of the outstanding shares of the Series A Preferred. Directors and executive officers of the Company, as a group, beneficially own an aggregate 14,000 shares of Series A Preferred, representing 0.35% of the outstanding shares of Series A Preferred.
Beneficial Ownership of Nonvoting Preferred
In addition to the information reflected in the table above with respect to the beneficial ownership of our common stock, as of March 5, 2014, C. Bryan Daniels, director of the Company, beneficially owned a total of 1,282,674 shares of our Nonvoting Convertible Preferred Stock (the “Nonvoting Preferred”). These shares of Nonvoting Preferred are held of record by Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. Mr. Daniels and Stephen V. King are the managing members of Daniels & King Capital IV, L.L.C., which is the sole general partner of Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. Therefore, Mr. Daniels and Mr. King and Daniels & King Capital IV, L.L.C. may be deemed to beneficially own shares of the Nonvoting Preferred owned by Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. The 1,282,674 shares of Nonvoting Preferred beneficially owned by Mr. Daniels represents 100.00% of the outstanding shares of the Nonvoting Preferred.
Stock‑Based Compensation Plans
The following table summarizes information, as of December 31, 2013, relating to stock-based compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares of the Company’s common stock may be granted from time to time:

	Number of Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants Under Stock‑Based Compensation Plans
Plans approved by stockholders	665,165	$16.15	1,319,515
Plans not approved by stockholders	—	—	—
Total	665,165	$16.15	1,319,515

Item 13.    Certain Relationships and Related Transactions, and Director Independence
General
Our Board recognizes that transactions or other arrangements between us and any of our directors or executive officers may present potential or actual conflicts of interest. Nevertheless, our Board recognizes that there are circumstances where such transactions or other arrangements may be in, or not inconsistent with, our best interests. Accordingly, our Board has adopted a formal written policy that requires any proposed transaction, arrangement or relationship in which we are a participant and in which any related person has a material interest and the amount involved exceeds or would reasonably be expected to exceed $120,000 to be submitted to our Audit Committee for review, consideration and approval. Any proposed transaction in which the amount involved is $120,000 or less may be approved by our Chief Financial Officer under the policy. A “related person” for these purposes means any director, executive officer, nominee for such positions, stockholder owning more than 5% of any class of our voting securities, immediate family member of one or more of the foregoing or entity in which any one or more of the foregoing is employed, is a general partner or principal or beneficially owns, in the aggregate with all other related persons, at least 10% of such entity’s equity interests.
The policy provides for periodic monitoring of pending and ongoing transactions with related parties. In approving or rejecting the proposed transaction, our Audit Committee or Chief Financial Officer, as applicable, will consider the relevant facts and circumstances available, including: (1) the benefits to us; (2) the impact, if any, on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director has a significant role or interest; (3) the availability of other sources for comparable services or products (if applicable); (4) the material terms of the transaction; and (5) an assessment of whether the proposed transaction is on terms that are comparable to the terms available to unrelated third parties or to our employees generally. Our Audit Committee or Chief Financial Officer, as applicable, will approve only those transactions that, in light of known circumstances, are consistent with our and our stockholders’ best interests and comply in all material respects with applicable legal and regulatory requirements. Our procedures and policies with respect to compliance with Federal Reserve Regulation O supersede this policy with respect to related party transactions subject to Regulation O.
Management Loans and Transactions
Certain of our directors and officers, members of their immediate families, and firms and corporations with which they are associated, have been customers of and have had transactions with the Bank, including borrowings and investments in certificates of deposit, among other deposit products. All such loans have been, and will continue to be, made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral required, as those prevailing at the time for comparable loans with persons not related to the Bank, and do not involve more than the normal risk of collectibility or present other unfavorable features. Any loans to our directors and executive officers, in addition to complying with Section 402 of the Sarbanes‑Oxley Act and Federal Reserve Regulation O, are subject to the approval of our Audit Committee.
Related Party Transactions
During 2013 the Company paid to FIC a management fee in the amount of $177,460 for certain management, advisory and consulting services provided to the Company by FIC. Jennifer W. Steans and Harrison I. Steans, both of whom serve on our Board, serve as the President and Chairman of the executive committee of FIC, respectively. The engagement of FIC to provide the services described above was reviewed and approved by our Audit Committee, which also monitored the level of services provided by FIC on a quarterly basis. Apart from the approval and monitoring process involving our Audit Committee, FIC was retained in the ordinary course of business and the Company believes that such services are provided by FIC on terms no less favorable to the Company than those that would have been realized in transactions with unaffiliated entities or individuals.
Director Independence
The Board of Directors of the Company has determined, in its business judgment, that each of the Company’s directors is “independent” (as that term is defined under the standards set forth in the corporate governance listing requirements applicable to companies whose securities are listed on The Nasdaq Global Select Market), except for Bruce W. Taylor, Mark A. Hoppe, Harrison I. Steans, Jennifer W. Steans and Jeffrey W. Taylor.

Item 14.    Principal Accounting Fees and Services
General
The aggregate fees incurred by us for KPMG’s professional services for the years ended December 31, 2013 and 2012 were as follows:

	For the Year Ended December 31,
	2013	2012
Audit Fees	$889,573	$898,244
Audit‑Related Fees	125,000	44,000
Tax Fees	180,585	170,406
All Other Fees	—	—
Total Fees	$1,195,158	$1,112,650
Audit Fees and Audit-Related Fees. Audit fees include fees for professional services rendered for the annual audit of the Company’s consolidated financial statements, including the audit of the Company’s internal control over financial reporting, review of the Quarterly Reports on Form 10-Q, comfort letter procedures performed in connection with public securities transactions and audit or other attest services required by statute or regulation, such as consents, for the years indicated. Further, audit-related fees include the audit under the standards for financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States (Government Auditing Standards), for the purpose of filing with the Government National Mortgage Association (GNMA) and the audit of compliance with requirements applicable to U.S. Department of Housing and Urban Development (HUD)-Assisted Programs.
Tax Fees. Tax fees include fees for professional services rendered for tax compliance and consulting assistance.
All Other Fees. None.
Pre-Approval Policies and Procedures
All audit, audit-related, tax services and other services to be provided by the independent registered public accounting firm are required to be pre-approved by the Audit Committee. The committee may delegate, subject to any rules or limitations it may deem appropriate, to one or more designated members of the committee, the authority to grant such pre-approvals; provided, however, that the decisions of any member to whom such authority is so delegated to pre-approve an activity shall be presented to the full committee at its next scheduled meeting. All fees paid to KPMG for services provided during 2013 were approved in accordance with such procedures.

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

2.1
Agrement and Plan of Merger, dated as of July 14, 2013, between MB Financial, Inc., and Taylor Capital Group, Inc. (incorporate by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed July 18, 2013).

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

4.3	Letter Agreement, dated July 14, 2013, between Taylor Capital Group, Inc. and Financial Investments Corporation.*

4.4
Form of Registration Rights Agreement by and among Taylor Capital Group, Inc., the parties listed on Exhibit A and Exhibit B attached thereto and Financial Investments Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 5, 2008).

4.5
Form of Registration Rights Agreement between Taylor Capital Group, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 25, 2010).

4.6
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

Exhibit Number	Description of Exhibits
9.3
Amendment Number Two of Voting Trust Agreement, dated June 1, 2002, by and between the Depositors and Trustees as set forth therein (incorporated by reference to Exhibit 9.3 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed September 16, 2002 (Registration No. 333-89158)).

10.1	Form of Taylor Capital Group, Inc. 2013 Success Plan effective January 1, 2013 (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement filed April 24, 2013).+

10.2	Taylor Capital Group, Inc. 2011 Incentive Compensation Plan effective May 12, 2011 (incorporated by reference to Appendix A of the Company’s Definitive Additional Materials filed May 6, 2011).+

10.3	Taylor Capital Group, Inc. Deferred Compensation Plan effective December 30, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 10-K filed on March 11, 2009).+

10.4
Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan, dated April 1, 2001 (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 filed May 24, 2002 (Registration No. 333-89158)).+

10.5
Exchange Agreement, dated as of March 26, 2012, by and among Taylor Capital Group, Inc., Prairie Capital IV, L.P. and Prairie Capital IV QP, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 30, 2012).

10.6
Warrant Repurchase Agreement, dated July 18, 2012, between Taylor Capital Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 18, 2012).

10.7
Relinquishment of Rights Agreement, dated as of April 3, 2012, by and among Taylor Capital Group, Inc. and the various stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 6, 2012).

10.8
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

10.11
Pointe O’Hare Office Lease, between Orix O’Hare II, Inc. and Cole Taylor Bank, dated March 5, 2003 (incorporated by reference to Exhibit 10.66 of the Company’s Report on Form 10-K filed March 21, 2003) as modified by the First Amendment to Pointe O’Hare Office Lease, dated as of May 1, 2003, by and between Orix O’Hare II, Inc. and Cole Taylor Bank, and by the Second Amendment to Pointe O’Hare Office Lease, dated as of October 7, 2005, by and between Orix O’Hare II, Inc. and Cole Taylor Bank (incorporated by reference to Exhibit 10.1 and Exhibit 10.2, respectively, of the Company’s Current Report on Form 8-K filed January 31, 2012) and as further modified by the Third Amendment to Lease, dated as of October 12, 2011, by and between Long Ridge Office Portfolio, L.P. and Cole Taylor Bank (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 31, 2012).

10.12
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

10.14
Form of Notice of Option Grant and Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 filed on January 31, 2012 (Registration No. 333-179271)).+

10.15
Salary Continuation Following Death Benefit Letter to Bruce W. Taylor, dated June 15, 2005 (incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q filed August 3, 2005).+

10.16	Office Lease by and between GQ 225 Washington, LLP and Cole Taylor Bank (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 26, 2007).

Exhibit Number	Description of Exhibits
10.17	Taylor Capital Group, Inc. 2007 Incentive Bonus Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed April 30, 2007).+

10.18
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

10.21
Executive Employment Agreement, dated September 4, 2008, by and among Taylor Capital Group, Inc., Cole Taylor Bank and Bruce W. Taylor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed September 5, 2008).+

10.22
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

10.24	Voluntary Reduction of Compensation letter signed by Bruce W. Taylor (incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K filed March 29, 2010).+

10.25
Taylor Capital Group, Inc. and Cole Taylor Bank Executive Severance Plan, as amended and restated. effective January 1, 2010 (incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-K filed March 29, 2010).+

10.26
Management Services Agreement, dated as of January 7, 2013, by and between Taylor Capital Group, Inc. and Financial Investments Corporation (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 3, 2013).

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

101.0
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, December 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012; and (v) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
*	Filed herewith

(b)	Exhibits
See Item 15(a)(3) above.

(c)	Financial Statement Schedules
See Item 15(a)(2) above.

TAYLOR CAPITAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March 2014.

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

Signature	Title	Date

/s/ BRUCE W. TAYLOR	Chairman of the Board	March 7, 2014
Bruce W. Taylor

/S/ MARK A. HOPPE	President and Chief Executive Officer	March 7, 2014
Mark A. Hoppe

/S/ RANDALL T. CONTE	Chief Operating and Chief Financial Officer	March 7, 2014
Randall T. Conte

/S/ RONALD L. BLIWAS	Director	March 7, 2014
Ronald L. Bliwas

/S/ C. BRYAN DANIELS	Director	March 7, 2014
C. Bryan Daniels

/S/ RONALD EMANUEL	Director	March 7, 2014
Ronald Emanuel

/S/ M. HILL HAMMOCK	Director	March 7, 2014
M. Hill Hammock

/S/ MICHAEL H. MOSKOW	Director	March 7, 2014
Michael H. Moskow

/S/ LOUISE O’SULLIVAN	Director	March 7, 2014
Louise O'Sullivan

/S/ SHEPHERD G. PRYOR IV	Director	March 7, 2014
Shepherd G. Pryor IV

/S/ HARRISON I. STEANS	Director	March 7, 2014
Harrison I. Steans

/S/ JENNIFER W. STEANS	Director	March 7, 2014
Jennifer W. Steans

/S/ JEFFREY W. TAYLOR	Director	March 7, 2014
Jeffrey W. Taylor

/S/ RICHARD W. TINBERG	Director	March 7, 2014
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