Form 10-Q
period 2014-03-31
TAYLOR CAPITAL GROUP INC
filed 2014-05-02
CIK 1025536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2014 there were 29,370,087 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$138,496	$90,743
Short-term investments	73	74
Total cash and cash equivalents	138,569	90,817
Investment securities:
Available for sale, at fair value	708,153	722,307
Held to maturity, at amortized cost (fair value of $375,676 at March 31, 2014 and $376,767 at December 31, 2013)	391,903	398,424
Loans held for sale	436,086	473,890
Loans, net of allowance for loan losses of $82,891 at March 31, 2014 and $81,864 at December 31, 2013	3,568,122	3,566,511
Premises, leasehold improvements and equipment, net	26,350	26,919
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	49,617	64,612
Mortgage servicing rights, at fair value	227,695	216,111
Other real estate and repossessed assets, net	9,950	10,049
Other assets	96,573	116,178
Total assets	$5,653,018	$5,685,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,068,207	$1,048,946
Interest-bearing	2,885,178	2,602,037
Total deposits	3,953,385	3,650,983
Accrued interest, taxes and other liabilities	87,369	105,350
Short-term borrowings	1,043,097	1,378,327
Junior subordinated debentures	86,607	86,607
Total liabilities	5,170,458	5,221,267
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A, 8% perpetual non-cumulative; 4,000,000 shares authorized, 4,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, $25 liquidation value	100,000	100,000
Nonvoting convertible; 1,350,000 shares authorized, 1,282,674 shares issued and outstanding at March 31, 2014 and at December 31, 2013	13	13
Common stock, $0.01 par value; 45,000,000 shares authorized; 30,728,996 shares issued at March 31, 2014 and 30,687,528 shares issued at December 31, 2013; 29,370,998 shares outstanding at March 31, 2014 and 29,329,530 shares outstanding at December 31, 2013	308	307
Surplus	417,984	417,429
Accumulated deficit	(7,486)	(17,430)
Accumulated other comprehensive income, net	1,326	(6,183)
Treasury stock, at cost, 1,357,998 shares at March 31, 2014 and December 31, 2013	(29,585)	(29,585)
Total stockholders’ equity	482,560	464,551
Total liabilities and stockholders’ equity	$5,653,018	$5,685,818

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$39,811	$37,629
Interest and dividends on investment securities:
Taxable	6,486	8,617
Tax-exempt	2,545	1,427
Interest on cash equivalents	—	1
Total interest income	48,842	47,674
Interest expense:
Deposits	3,169	4,264
Short-term borrowings	382	420
Junior subordinated debentures	1,437	1,443
Subordinated notes	—	864
Total interest expense	4,988	6,991
Net interest income	43,854	40,683
Provision for loan losses	2,600	300
Net interest income after provision for loan losses	41,254	40,383
Noninterest income:
Service charges	3,620	3,491
Mortgage banking revenue	23,057	32,030
Gains on sales of investment securities, net	35	1
Other derivative income (loss)	(31)	1,560
Letter of credit and other loan fees	1,254	1,091
Other noninterest income	1,163	1,546
Total noninterest income	29,098	39,719
Noninterest expense:
Salaries and employee benefits	34,655	34,028
Occupancy of premises	2,989	2,568
Furniture and equipment	968	737
Nonperforming asset expense, net	166	559
FDIC assessment	1,862	2,024
Legal fees, net	1,010	858
Loan expense, net	2,189	2,371
Outside services	3,559	2,496
Computer processing	1,768	966
Other noninterest expense	5,397	5,148
Total noninterest expense	54,563	51,755
Income before income taxes	15,789	28,347
Income tax expense	5,845	11,090
Net income	9,944	17,257
Preferred dividends and discounts	—	(3,661)
Net income applicable to common stockholders	$9,944	$13,596
Basic income per common share	$0.32	$0.45
Diluted income per common share	0.32	0.44
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(dollars in thousands)

	For the Three Months
	Ended March 31,
	2014	2013
Net income	$9,944	$17,257
Other comprehensive income (loss), net of income tax:
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	8,059	(3,844)
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(109)	(312)
Change in unrealized loss from cash flow hedging instruments	(441)	241
Total other comprehensive income (loss), net of income tax	7,509	(3,915)
Total comprehensive income, net of income tax	$17,453	$13,342
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited) (dollars in thousands, except per share data)

	Preferred Stock, Series A	Preferred Stock, Series B	Nonvoting Convertible Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2013	$100,000	$—	$13	$307	$417,429	$(17,430)	$(6,183)	$(29,585)	$464,551
Exercise of stock options	—	—	—	1	546	—	—	—	547
Amortization of stock-based compensation awards	—	—	—		158	—	—	—	158
Tax expense on options, dividends and vesting	—	—	—	—	(149)	—	—	—	(149)
Net income	—	—	—	—	—	9,944	—	—	9,944
Other comprehensive income	—	—	—	—	—	—	7,509	—	7,509
Balance at March 31, 2014	$100,000	$—	$13	$308	$417,984	$(7,486)	$1,326	$(29,585)	$482,560

Balance at December 31, 2012	$100,000	$103,813	$13	$302	$412,391	$(63,537)	$36,206	$(29,585)	$559,603
Issuance of restricted stock grants, net of forfeitures	—	—	—	2	—		—	—	2
Exercise of stock options	—	—	—	—	35	—	—	—	35
Amortization of stock-based compensation awards	—	—	—	—	3,596	—	—	—	3,596
Net income	—	—	—	—	—	17,257	—	—	17,257
Other comprehensive loss	—	—	—	—	—	—	(3,915)	—	(3,915)
Preferred issuance costs, Series A	—	—	—	—	(47)	—	—	—	(47)
Preferred stock dividends, Series A	—	—	—	—	—	(1,889)	—	—	(1,889)
Preferred stock dividends and discounts accumulated, Series B	—	462	—	—	—	(1,772)	—	—	(1,310)
Balance at March 31, 2013	$100,000	$104,275	$13	$304	$415,975	$(49,941)	$32,291	$(29,585)	$573,332
See accompanying notes to consolidated financial statements (unaudited).

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (dollars in thousands)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,944	$17,257
Adjustments to reconcile net income to net cash provided by operating activities:
Other derivative income	31	(1,560)
Gains on sales of investment securities, net	(35)	(1)
Amortization of premiums and discounts, net	1,622	2,983
Deferred loan fee amortization	(514)	(897)
Provision for loan losses	2,600	300
Payments on loans held for sale	3,005	288
Loans originated for sale	(1,058,980)	(1,844,028)
Proceeds from loan sales	1,090,506	2,124,303
Gains from sales of originated mortgage loans	(12,005)	(33,184)
Depreciation and amortization	1,235	733
Deferred income tax expense	5,961	11,252
(Gain) loss on sales of other real estate	41	(264)
Excess tax shortfall on stock options exercised and stock awards	—	(25)
Change in fair value of mortgage derivative instruments	(1,486)	9,642
Change in fair value of mortgage servicing rights	9,085	(1,363)
Other, net	(191)	3,232
Changes in other assets and liabilities:
Accrued interest receivable	703	(434)
Other assets	2,107	(40,489)
Accrued interest payable, taxes and other liabilities	(9,649)	(32,550)
Net cash provided by operating activities	43,980	215,195
Cash flows from investing activities:
Purchases of available for sale securities	—	(117,743)
Purchases of held to maturity securities	—	(82,500)
Proceeds from principal payments and maturities of available for sale securities	24,939	44,605
Proceeds from principal payments and maturities of held to maturity securities	6,148	20,736
Proceeds from sales of available for sale securities	1,131	30,327
Settlement of prior year investment security purchases	—	(23,625)
Net (increase) decrease in loans	600	(58,975)
Net additions to premises, leasehold improvements and equipment	(666)	(3,864)
Purchases of FHLB and FRB stock	(13,005)	(14,026)
Proceeds from redemptions of FHLB and FRB stock	28,000	24,000
Purchases of mortgage servicing rights	(10,324)	(4,233)
Net proceeds from sales of other real estate and repossessed assets	694	2,345
Net cash provided by (used in) investing activities	37,517	(182,953)

Consolidated Statements of Cash Flows continued on the next page.

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued) (dollars in thousands)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from financing activities:
Net increase in deposits	302,938	266,870
Net decrease in short-term borrowings	(335,230)	(326,433)
Exercise of stock options	547	—
Preferred stock dividends paid and discounts accumulated	(2,000)	(3,199)
Other financing activities	—	15
Net cash used in financing activities	(33,745)	(62,747)
Net increase (decrease) in cash and cash equivalents	47,752	(30,505)
Cash and cash equivalents, beginning of period	90,817	166,385
Cash and cash equivalents, end of period	$138,569	$135,880

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,217	$7,924
Income taxes	40	5,083
Supplemental disclosures of noncash investing and financing activities:
Available for sale investment securities acquired, not yet settled	—	67,672
Change in fair value of available for sale investment securities, net of tax	8,059	(3,844)
Transfer of held for sale loans to portfolio loans	4,933	—
Loans transferred to other real estate and repossessed assets	636	5,040
Additions to mortgage servicing rights resulting from originations	10,345	22,063
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation:
These consolidated financial statements contain unaudited information as of March 31, 2014 and for the three month periods ended March 31, 2014 and March 31, 2013. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with Taylor Capital Group, Inc.'s (the "Company") audited consolidated financial statements and the related notes. The Consolidated Statement of Income for the three months ended March 31, 2014 is not necessarily indicative of the results that the Company may achieve for the full year or any other period.
Amounts in the prior year's consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.
2. Investment Securities:
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at March 31, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale:
March 31, 2014:
U.S. government sponsored agency securities	$14,830	$266	$—	$15,096
Residential mortgage-backed securities	278,507	2,818	(10,303)	271,022
Commercial mortgage-backed securities	110,090	6,233	(200)	116,123
Collateralized mortgage obligations	12,488	—	(406)	12,082
State and municipal obligations	306,028	1,469	(13,667)	293,830
Total at March 31, 2014	$721,943	$10,786	$(24,576)	$708,153
December 31, 2013:
U.S. government sponsored agency securities	14,879	83	—	14,962
Residential mortgage-backed securities	286,116	2,092	(13,558)	274,650
Commercial mortgage-backed securities	121,006	6,953	—	127,959
Collateralized mortgage obligations	12,840	—	(142)	12,698
State and municipal obligations	314,386	725	(23,073)	292,038
Total at December 31, 2013	$749,227	$9,853	$(36,773)	$722,307

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held To Maturity:
March 31, 2014:
U.S. government sponsored agency securities	$9,993	$—	$(703)	$9,290
Residential mortgage-backed securities	229,865	2,764	(8,282)	224,347
Collateralized mortgage obligations	66,813	—	(4,705)	62,108
State and municipal obligations	85,232	—	(5,301)	79,931
Total at March 31, 2014	$391,903	$2,764	$(18,991)	$375,676
December 31, 2013:
U.S. government sponsored agency securities	$9,993	$—	$(995)	$8,998
Residential mortgage-backed securities	235,300	2,281	(11,069)	226,512
Collateralized mortgage obligations	66,775	—	(5,315)	61,460
State and municipal obligations	86,356	—	(6,559)	79,797
Total at December 31, 2013	$398,424	$2,281	$(23,938)	$376,767
As of March 31, 2014, the Company held $685.7 million (estimated fair value) of mortgage related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties.
Of the total mortgage related investment securities, $681.6 million (estimated fair value), or 99.4%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae and Freddie Mac, and the remaining $4.1 million were private-label residential mortgage related securities.
Investment securities with an approximate book value of $936.6 million at March 31, 2014 and $1.0 billion at December 31, 2013, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law. The amount of pledged investment securities has decreased due to a decrease in deposits and short-term borrowings that require collateral.
The following table summarizes the Company’s gross realized gains and losses for the three month periods indicated:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Gross realized gains	$35	$1
Gross realized losses	—	—
Net realized gains	$35	$1

The following table summarizes, for investment securities with unrealized losses as of March 31, 2014 and December 31, 2013, the amount of the unrealized loss and the related fair value. The securities have been further segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available For Sale:
March 31, 2014:
Residential mortgage-backed securities	$145,455	$(8,785)	$20,235	$(1,518)	$165,690	$(10,303)
Commercial mortgage-backed securities	9,638	(200)	—	—	9,638	(200)
Collateralized mortgage obligations	12,082	(406)	—	—	12,082	(406)
State and municipal obligations	146,560	(7,672)	94,241	(5,995)	240,801	(13,667)
Total	$313,735	$(17,063)	$114,476	$(7,513)	$428,211	$(24,576)
December 31, 2013:
Residential mortgage-backed securities	162,431	(11,665)	20,512	(1,893)	182,943	(13,558)
Collateralized mortgage obligations	12,698	(142)	—	—	12,698	(142)
State and municipal obligations	194,923	(17,368)	54,976	(5,705)	249,899	(23,073)
Total	$370,052	$(29,175)	$75,488	$(7,598)	$445,540	$(36,773)

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Held To Maturity:
March 31, 2014:
U.S. government agency securities	$9,290	$(703)	$—	$—	$9,290	$(703)
Residential mortgage-backed securities	111,917	(4,086)	55,584	(4,196)	167,501	(8,282)
Collateralized mortgage obligations	62,108	(4,705)	—	—	62,108	(4,705)
State and municipal obligations	79,931	(5,301)	—	—	79,931	(5,301)
Total	$263,246	$(14,795)	$55,584	$(4,196)	$318,830	$(18,991)
December 31, 2013:
U.S. government agency securities	$8,998	$(995)	$—	$—	$8,998	$(995)
Residential mortgage-backed securities	113,051	(5,747)	55,483	(5,322)	168,534	(11,069)
Collateralized mortgage obligations	61,460	(5,315)	—	—	61,460	(5,315)
State and municipal obligations	79,797	(6,559)	—	—	79,797	(6,559)
Total	$263,306	$(18,616)	$55,483	$(5,322)	$318,789	$(23,938)
At March 31, 2014, the Company had 69 investment securities in an unrealized loss position for 12 or more months with a total unrealized loss of $11.7 million. The number of securities in an unrealized loss position for 12 months or longer has grown since December 31, 2013 due to an increase in market interest rates. The 69 securities in an unrealized loss position for more than 12 months consisted of state and municipal obligations, residential mortgage-backed securities and private-label securities.

At March 31, 2014, the Company had 58 state and municipal obligation securities that were in an unrealized loss position for 12 months or longer. However, none of these securities had an net unrealized loss in excess of 10% of carrying value. As part of its normal process, the Company reviewed these securities and concluded that the decline in fair value was not credit related but related to market changes and upward movements of interest rates.
At March 31, 2014, the Company had 11 residential mortgage-backed securities, excluding private-label mortgage-backed securities, that were in an unrealized loss position for 12 months or longer. Of these 11 securities, none had a net unrealized loss in excess of 10% of carrying value. As part of its normal process, the Company reviewed the residential mortgage-backed securities in an unrealized loss position and concluded that the decline in fair value was not credit related but related to changes in interest rates.
At March 31, 2014, the Company had three private-label mortgage-backed securities that previously had been subject to detailed testing for other-than-temporary impairment. Of these securities, two had an unrealized loss of less than 10% of carrying value and one was in an unrealized gain position. Although these unrealized losses are below the internal threshold for additional impairment testing, the Company further analyzed two of these securities because of the length of the unrealized loss and because other-than-temporary impairment had previously been recorded on one of these securities. As part of this analysis, the Company obtained fair value estimates from an independent source and performed a cash flow analysis considering default rates, loss severities based upon the location of the collateral and estimated prepayments. The results of this analysis showed that no additional other-than-temporary impairment was considered to have occurred. The Bank did not have the intent to sell these securities as of March 31, 2014, it expected to recover the amortized cost of these securities, except for any credit loss already taken, and it was more likely than not that the Bank would not be required to sell the securities prior to the recovery of fair value.
One additional investment security in the Company’s state and municipal obligation portfolio was evaluated for other-than-temporary impairment at March 31, 2014. This security was acquired in 2008 in a loan work out arrangement. Scheduled payments were received as agreed until November 2010. Since that time, two principal and interest payments have been received. The Company had recognized other-than-temporary impairment loss on this security of $381,000 in 2011. The expected future annual cash flows were analyzed as of March 31, 2014 and no additional other-than-temporary impairment was recorded in the first quarter of 2014. The cost and fair value of this investment security was $507,000 at March 31, 2014.
The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at March 31, 2014:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available For Sale:
Due in one year or less	$—	$—
Due after one year through five years	2,610	2,723
Due after five years through ten years	26,878	27,076
Due after ten years	291,370	279,127
Residential mortgage-backed securities	278,507	271,022
Commercial mortgage-backed securities	110,090	116,123
Collateralized mortgage obligations	12,488	12,082
Total available for sale	$721,943	$708,153

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held To Maturity:
Due after five years through ten years	$9,993	$9,290
Due after ten years	85,232	79,931
Residential mortgage-backed securities	229,865	224,347
Collateralized mortgage obligations	66,813	62,108
Total held to maturity	$391,903	$375,676

Investment securities do not include Cole Taylor Bank's (the "Bank") aggregate investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $49.6 million at March 31, 2014 and $64.6 million at December 31, 2013. These investments are required for membership and are carried at cost.
The Bank must maintain a specified level of investment in FHLBC stock based on the amount of its outstanding FHLB borrowings. At March 31, 2014, the Company had a $37.8 million investment in FHLBC stock, compared to $52.8 million at December 31, 2013. As of March 31, 2014, the Company believed that it would ultimately recover the par value of the FHLBC stock.
3. Loans and Loans Held for Sale:
Loans by type at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Loans:
Commercial and industrial	$1,940,095	$1,935,377
Commercial real estate secured	1,109,042	1,124,227
Residential construction and land	45,417	46,079
Commercial construction and land	132,729	121,682
Lease receivables	143,091	132,013
Consumer	294,546	301,377
Gross loans	3,664,920	3,660,755
Less: Unearned discount	(13,907)	(12,380)
Loans	3,651,013	3,648,375
Less: Allowance for loan losses	(82,891)	(81,864)
Loans, net	$3,568,122	$3,566,511
Loans Held for Sale:
Total Loans Held for Sale	$436,086	$473,890
Nonperforming loans include nonaccrual loans and interest-accruing loans contractually past due 90 days or more. Loans are placed on a nonaccrual basis for recognition of interest income when sufficient doubt exists as to the full collection of principal and interest. Generally, loans are to be placed on nonaccrual when principal and interest are contractually past due 90 days, unless the loan is adequately secured and in the process of collection.

The following table presents the aging of loans by class at March 31, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
March 31, 2014
Commercial and industrial	$14	$—	$17,841	$17,855	$1,922,240	$1,940,095
Commercial real estate secured	762	287	26,589	27,638	1,081,404	1,109,042
Residential construction and land	—	—	—	—	45,417	45,417
Commercial construction and land	—	—	22,550	22,550	110,179	132,729
Lease receivables, net	2,319	—	—	2,319	126,865	129,184
Consumer	4,544	109	5,956	10,609	283,937	294,546
Loans	$7,639	$396	$72,936	$80,971	$3,570,042	$3,651,013
December 31, 2013
Commercial and industrial	$—	$—	$15,879	$15,879	$1,919,498	$1,935,377
Commercial real estate secured	443	301	37,474	38,218	1,086,009	1,124,227
Residential construction and land	—	—	—	—	46,079	46,079
Commercial construction and land	—	—	22,550	22,550	99,132	121,682
Lease receivables, net	—	—	—	—	119,633	119,633
Consumer	3,617	828	5,922	10,367	291,010	301,377
Loans	$4,060	$1,129	$81,825	$87,014	$3,561,361	$3,648,375
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

The following table presents the risk categories of loans by class at March 31, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Nonaccrual	Total Loans
	(in thousands)
March 31, 2014
Commercial and industrial	$1,859,595	$43,285	$19,374	$17,841	$1,940,095
Commercial real estate secured	1,034,693	21,813	25,947	26,589	1,109,042
Residential construction and land	43,370	—	2,047	—	45,417
Commercial construction and land	105,050	5,129	—	22,550	132,729
Lease receivables, net	129,184	—	—	—	129,184
Consumer	288,590	—	—	5,956	294,546
Loans	$3,460,482	$70,227	$47,368	$72,936	$3,651,013
December 31, 2013
Commercial and industrial	$1,862,405	$48,403	$8,690	$15,879	$1,935,377
Commercial real estate secured	1,040,468	19,523	26,762	37,474	1,124,227
Residential construction and land	42,519	—	3,560	—	46,079
Commercial construction and land	93,965	5,167	—	22,550	121,682
Lease receivables, net	119,633	—	—	—	119,633
Consumer	295,455	—	—	5,922	301,377
Loans	$3,454,445	$73,093	$39,012	$81,825	$3,648,375
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

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$550	$519	$—	$3,546	$2,135	$—
Commercial real estate secured	47,083	37,612	—	54,453	41,965	—
Consumer	7,417	6,909	—	6,400	5,951	—
Subtotal	55,050	45,040	—	64,399	50,051	—
With an allowance recorded:
Commercial and industrial	35,044	28,723	13,129	33,453	15,200	8,555
Commercial real estate secured	9,753	9,753	3,030	8,790	8,650	3,265
Commercial construction and land	25,430	22,550	1,890	25,430	22,550	1,867
Subtotal	70,227	61,026	18,049	67,673	46,400	13,687
Total impaired loans	$125,277	$106,066	$18,049	$132,072	$96,451	$13,687
The following table presents average balances of loans individually evaluated for impairment and associated interest income recognized by class of loans for the three months ended March 31, 2014 and March 31, 2013:

	March 31, 2014		March 31, 2013
	YTD Average Recorded Balance	YTD Interest Income Recognized	YTD Average Recorded Balance	YTD Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$1,327	$3	$2,741	$—
Commercial real estate secured	39,788	167	25,325	157
Residential construction and land	—	—	2,619	—
Commercial construction and land	—	—	2,601	—
Consumer	6,430	48	6,478	32
Subtotal	47,545	218	39,764	189
With an allowance recorded:
Commercial and industrial	21,961	79	16,480	36
Commercial real estate secured	9,202	80	5,790	37
Commercial construction and land	22,550	—	18,197	—
Subtotal	53,713	159	40,467	73
Total impaired loans	$101,258	$377	$80,231	$262
The majority of the Company's commercial credit customers, as measured by outstanding balances, are located within the Chicago area, although they may do business outside of that area. As of March 31, 2014, approximately 29% of the Company’s loans were to some degree secured by real estate properties located primarily within the Chicago area, compared to 30% as of December 31, 2013.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of March 31, 2014 and March 31, 2013:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Lease Receivables	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2013	$37,733	$22,384	$5,654	$7,562	$718	$7,813	$81,864
Provision	3,481	415	(1,648)	699	57	(404)	2,600
Charge-offs	—	(2,483)	1	—	—	(345)	(2,827)
Recoveries	643	23	425	—	—	163	1,254
Ending balance as of March 31, 2014	$41,857	$20,339	$4,432	$8,261	$775	$7,227	$82,891
Ending balance individually evaluated for impairment	$13,129	$3,030	$—	$1,890	$—	$—	$18,049
Ending balance collectively evaluated for impairment	28,728	17,309	4,432	6,371	775	7,227	64,842

LOANS:
Ending balance individually evaluated for impairment	$29,242	$47,365	$—	$22,550	$—	$6,909	$106,066
Ending balance collectively evaluated for impairment	1,910,853	1,061,677	45,417	110,179	129,184	287,637	3,544,947
Ending balance	$1,940,095	$1,109,042	$45,417	$132,729	$129,184	$294,546	$3,651,013

ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2012	$35,946	$20,542	$6,642	$8,928	$273	$9,860	$82,191
Provision	396	506	(1,038)	2,257	78	(1,899)	300
Charge-offs	(3)	(24)	—	—	—	(788)	(815)
Recoveries	120	21	174	—	—	159	474
Ending balance as of March 31, 2013	$36,459	$21,045	$5,778	$11,185	$351	$7,332	$82,150
Ending balance individually evaluated for impairment	$8,540	$1,584	$—	$3,546	$—	$—	$13,670
Ending balance collectively evaluated for impairment	27,919	19,461	5,778	7,639	351	7,332	68,480

LOANS:
Ending balance individually evaluated for impairment	$20,197	$36,305	$742	$26,375	$—	$6,494	$90,113
Ending balance collectively evaluated for impairment	1,557,044	976,947	39,878	94,837	58,564	405,411	3,132,681
Ending balance	$1,577,241	$1,013,252	$40,620	$121,212	$58,564	$411,905	$3,222,794

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
Commercial and consumer loans modified in a TDR are classified as impaired loans for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement. Nonperforming restructured loans totaled $8.5 million at March 31, 2014 and $8.8 million at December 31, 2013. Performing restructured loans totaled $35.6 million at March 31, 2014 and $20.7 million at December 31, 2013.
The following tables provide information on loans modified in a TDR during the quarters ended March 31, 2014 and March 31, 2013. The pre-modification outstanding recorded balance is equal to the outstanding balance immediately prior to modification. The post-modification outstanding balance is equal to the outstanding balance immediately after modification.

	For the quarter ended			For the quarter ended
	March 31, 2014			March 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	2	$9,952	$9,952	1	$2,659	$2,659
Commercial real estate secured	2	3,874	3,874	2	1,306	1,306
Consumer	9	1,243	1,243	11	692	692
Total	13	$15,069	$15,069	14	$4,657	$4,657

The following tables provide information on TDRs that defaulted for the first time during the period indicated and had been modified within the last twelve months:

	For the quarter ended		For the quarter ended
	March 31, 2014		March 31, 2013
	Number of Loans	Recorded Investment at Period End	Number of Loans	Recorded Investment at Period End
	(dollars in thousands)
Consumer	1	$44	—	$—
Total	1	$44	—	$—

Loans Held for Sale
At March 31, 2014, loans held for sale of $436.1 million consisted predominately of residential mortgage loans originated by Cole Taylor Mortgage. The unpaid principal balance associated with all loans held for sale was $424.0 million at March 31, 2014. An unrealized gain on these loans of $12.0 million for the three months ended March 31, 2014 and $20.6 million for the three months ended March 31, 2013 was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income. None of these loans were 90 days or more past due or on nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.

Loan Participations
The total amount of loans transferred to third parties as loan participations at March 31, 2014 was $210.2 million, all of which has been recognized as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and its servicing responsibilities.

4. Interest-Bearing Deposits:
Interest-bearing deposits at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Commercial interest checking	$373,467	$377,631
NOW accounts	572,259	566,269
Savings accounts	41,229	40,357
Money market deposits	684,358	698,302
Brokered money market deposits	6,081	51,124
Time deposits:
Certificates of deposit	507,239	472,222
Brokered certificates of deposit	428,502	203,715
CDARS time deposits	214,479	142,835
Public time deposits	57,564	49,582
Total time deposits	1,207,784	868,354
Total	$2,885,178	$2,602,037
At March 31, 2014, time deposits in the amount of $100,000 or more totaled $562.1 million compared to $439.9 million at December 31, 2013 due to an increase in CDARS time deposits and brokered certificates of deposit.
Brokered certificates of deposit (“CDs”) are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and net of the related broker placement fees. Brokered CD placement fees of $450,000 at March 31, 2014 and $366,000 at December 31, 2013 are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. As of March 31, 2014, the Company had no brokered CDs that could be called after a lock-out period but before their stated maturity.  As of March 31, 2013, the Company had one brokered CD with an aggregate balance of $15.0 million that could be called after a lock-out period but before its stated maturity. During the three months ended March 31, 2014, the Company incurred no expense associated with brokered CDs that were called before their stated maturity.  The Company incurred $184,000 in expense associated with a brokered CD that was called before its stated maturity during the three months ended March 31, 2013.
5. Borrowings:
Short-term:
Short-term borrowings at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Customer repurchase agreements	$6,301	0.04%	$7,238	0.05%
Federal funds purchased	71,796	0.46	106,089	0.42
FHLB advances	965,000	0.12	1,265,000	0.11
Total	$1,043,097	0.15%	$1,378,327	0.14%
Customer repurchase agreements are collateralized financing transactions primarily executed with local Bank clients and with overnight maturities.

FHLB short-term advances at March 31, 2014 and December 31, 2013, consisted of the following:

	Interest Rate	Due Date	Earliest Call Date (if applicable)	March 31, 2014	December 31, 2013
	(dollars in thousands)
FHLB overnight advance	0.130%	January 2, 2014	n/a	$—	$365,000
FHLB advance	0.120	January 2, 2014	n/a	—	150,000
FHLB advance	0.120	January 2, 2014	n/a	—	400,000
FHLB advance	0.110	December 12, 2014	n/a	350,000	350,000
FHLB overnight advance	0.130	April 1, 2014	n/a	615,000	—
Total short-term FHLB advances				$965,000	$1,265,000

Collateral:
At March 31, 2014, the FHLB advances were collateralized by $802.3 million of investment securities and blanket liens on $709.6 million of qualified first-mortgage residential loans, multi-family loans, home equity loans and commercial real estate loans. Based on the value of collateral pledged at March 31, 2014, the Bank had additional borrowing capacity at the FHLB of $248.6 million. In comparison, at December 31, 2013, the FHLB advances were collateralized by $887.1 million of investment securities and a blanket lien on $702.0 million of qualified first-mortgage residential, home equity and commercial real estate loans with additional borrowing capacity of $34.1 million.
The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At March 31, 2014, the Bank had pledged $527.2 million of commercial loans as collateral for an available $441.0 million borrowing capacity at the FRB. At March 31, 2014, the Bank had no advances from the FRB. At December 31, 2013, the Bank had pledged $520.4 million of commercial loans as collateral for available borrowing capacity of $440.9 million under the BIC program, with no advances outstanding at December 31, 2013.

6. Other Comprehensive Income (“OCI”):
The following table presents OCI for the periods indicated:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2014			March 31, 2013
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains (losses) from securities:
Change in unrealized gains and losses on available for sale securities	$13,165	$(5,085)	$8,080	$(7,049)	$3,206	$(3,843)
Less: reclassification adjustment for gains included in net income	(35)	14	(21)	(1)	—	(1)
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	13,130	(5,071)	8,059	(7,050)	3,206	(3,844)
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(183)	74	(109)	(522)	210	(312)
Cash flow hedging:
Change in net unrealized loss from cash flow hedging	(718)	277	(441)	403	(162)	241
Less: reclassification adjustment for gains included in net income	—	—	—	—	—	—
Change in unrealized loss from cash flow hedging, net of reclassification adjustment	(718)	277	(441)	403	(162)	241
Other comprehensive income (loss)	$12,229	$(4,720)	$7,509	$(7,169)	$3,254	$(3,915)

The following table presents the changes in each component of OCI, net of tax, for the three months ended March 31, 2014:

	Net unrealized gains and losses on available for sale securities	Net deferred gains and losses on investment transfer to held to maturity from available for sale	Net unrealized loss from cash flow hedging instruments	Total
	(in thousands)
Balance at December 31, 2013	$(10,588)	$3,124	$1,281	$(6,183)
OCI before reclassification	8,080	—	(441)	7,639
Amounts reclassified from OCI	(21)	(109)	—	(130)
Net current period other comprehensive income	8,059	(109)	(441)	7,509
Balance at March 31, 2014	$(2,529)	$3,015	$840	$1,326

The following table presents the amount reclassified out of each component of OCI for the periods indicated:

		Amount reclassified from OCI
Detail of OCI components	Affected line item in the Consolidated Statements of Income	Three months ended March 31, 2014	Three months ended March 31, 2013
		(in thousands)
Net unrealized gains and losses on available for sale securities:
	Gains on sales of investment securities	$35	$1
	Income tax expense	(14)	—
	Net of tax	21	1

Amortization of deferred gains and losses on investment transfer to held to maturity from available for sale:
	Interest Income	183	522
	Income tax expense	(74)	(210)
	Net of tax	109	312

Total reclassifications for the period	Net of tax	$130	$313

7. Earnings Per Share:
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

The following table sets forth the computation of basic and diluted income per common share for the periods indicated:

	For the Three Months
	Ended March 31,
	2014	2013
	(dollars in thousands, except per share amounts)
Net income	$9,944	$17,257
Preferred dividends and discounts	—	(3,661)
Net income available to common stockholders	$9,944	$13,596
Undistributed earnings allocated to common shares	$9,446	$12,861
Undistributed earnings allocated to unvested restricted participating shares	82	158
Undistributed earnings allocated to preferred participating shares	416	577
Total undistributed earnings	$9,944	$13,596
Basic weighted-average common shares outstanding	29,075,072	28,598,194
Dilutive effect of stock options	165,932	125,004
Dilutive effect of warrants	82,752	239,227
Diluted weighted-average common shares outstanding	29,323,756	28,962,425
Basic income per common share	$0.32	$0.45
Diluted income per common share	0.32	0.44

Antidilutive shares not included in diluted earnings per common share calculation:
Stock options	59,425	315,819
Warrants	—	505,479
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
The following is a summary of stock option activity for the three months ended March 31, 2014:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2014	665,165	$16.15
Granted	—	—
Exercised	(63,161)	8.66
Forfeited	—	—
Expired	(91,667)	28.53
Outstanding at March 31, 2014	510,337	14.85
Exercisable at March 31, 2014	495,337	15.11

As of March 31, 2014, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $25,000 and the weighted-average period over which these costs are expected to be recognized is approximately 1.1 years.
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
The following table provides information regarding nonvested restricted stock activity for the three months ended March 31, 2014:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	309,229	$16.13
Granted	—	—
Vested	(113,497)	16.04
Forfeited or canceled	(780)	17.11
Nonvested at March 31, 2014	194,952	16.17
As of March 31, 2014, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $1.6 million and the weighted-average period over which these costs are expected to be recognized is approximately 1.1 years.
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

The following tables describe the derivative instruments outstanding at the dates indicated:

	March 31, 2014
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$96,920	Receive 2.38% Pay 0.22%	1.3 yrs	$2,369
Total fair value hedging derivative instruments	96,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	11.2 yrs	1,366
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	116,920
Non-hedging derivative instruments:
Customer interest rate swap —pay fixed/receive variable	436,707	Pay 2.25% Receive 0.15%	3.7 yrs	(12,788)
Customer interest rate swap —receive fixed/pay variable	436,707	Receive 2.25% Pay 0.15%	3.7 yrs	12,597
Interest rate swaps—mortgage servicing rights	485,000	Receive 2.01% Pay 0.23%	6.8 yrs	(5,771)
Mortgage TBAs	120,000	n/a	0.1 yrs	(324)
Interest rate lock commitments	567,794	n/a	0.1 yrs	2,444
Forward loan sale commitments	683,000	n/a	0.1 yrs	273
Total non-hedging derivative instruments	2,729,208
Total derivative instruments	$2,846,128

	December 31, 2013
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps—pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.21%	1.4 yrs	$2,815
Total fair value hedging derivative instruments	106,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	11.5 yrs	2,084
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	126,920
Non-hedging derivative instruments:
Customer interest rate swap—pay fixed/receive variable	459,878	Pay 2.27% Receive 0.17%	3.8 yrs	(13,051)
Customer interest rate swap—receive fixed/pay variable	459,878	Receive 2.27% Pay 0.17%	3.8 yrs	12,969
Interest rate swaps—mortgage servicing rights	470,000	Receive 1.55% Pay 0.23%	6.4 yrs	(11,703)
Mortgage TBAs	85,000	n/a	0.1 yrs	(1,419)
Interest rate lock commitments	449,333	n/a	0.1 yrs	498
Forward loan sale commitments	680,000	n/a	0.1 yrs	7,760
Total non-hedging derivative instruments	2,604,089
Total derivative instruments	$2,731,009
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
Interest rate swaps designated as fair value hedges against certain callable brokered CDs were used to convert the fixed rate paid on the callable brokered CDs to a variable rate based on 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments was reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged callable brokered CD was reported as an adjustment to the carrying value of the callable brokered CDs. The ineffectiveness on these interest rate swaps was recorded on the Consolidated Statements of Income in other derivative income in noninterest income.

The following table shows the net gains (losses) recognized in the Consolidated Statements of Income related to fair value hedging derivatives:

	Consolidated Statement of Income Location	For the Three Months Ended
		March 31, 2014	March 31, 2013
		(in thousands)
Change in fair value of brokered CD interest rate swaps	Other derivative income	$(446)	$(505)
Change in fair value of hedged brokered CDs	Other derivative income	452	531
Ineffectiveness		6	$26

Change in fair value of callable brokered CD interest rate swaps	Other derivative income	—	$(167)
Change in fair value of hedged callable brokered CDs	Other derivative income	—	385
Ineffectiveness		$—	$218
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
The Company enters into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. Any premiums related to covered call options are recognized on the Consolidated Statements of Income in noninterest income. There were no covered call options outstanding as of March 31, 2014.

Amounts included in the Consolidated Statements of Income related to non-hedging derivative instruments were as follows:

		For the Three Months Ended
	Consolidated Statements of Income Location	March 31, 2014	March 31, 2013
		(in thousands)
Customer interest rate swaps - pay fixed/receive variable	Other derivative income	$263	$1,098
Customer interest rate swaps - pay variable/receive fixed	Other derivative income	(372)	(1,041)
Interest rate swaps - MSRs	Mortgage banking revenue	5,443	(1,827)
Mortgage TBA	Mortgage banking revenue	1,095	—
Interest rate lock commitments	Mortgage banking revenue	1,946	(5,718)
Forward loan sale commitments	Mortgage banking revenue	(7,487)	(2,096)

10. Offsetting Assets and Liabilities:

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
Information about financial instruments that are eligible for offset in the Consolidated Balance Sheets as of the dates included is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral	Net Amount
	(in thousands)
As of March 31, 2014
Derivative assets	$7,132	$(725)	$6,407	$(5,665)	$—	$742
Derivative liabilities	21,670	(725)	20,945	(5,665)	(15,174)	106

As of December 31, 2013
Derivative assets	13,762	(41)	13,721	(5,707)	—	8,014
Derivative liabilities	25,773	(41)	25,732	(5,707)	(19,934)	91
11. Fair Value Measurement:
The Company has elected to account for residential mortgage loans originated by Cole Taylor Mortgage and designated as held for sale at fair value under the fair value option in accordance with ASC 825 – Financial Instruments. Any mortgages originated, held in the loan portfolio and then transferred to held for sale are accounted for at the lower of cost or market. When the Company began to retain MSRs in 2011, an election was made to account for these rights under the fair value option. In addition, any purchased MSRs are accounted for under the fair value option. The Company has not elected the fair value option for any other financial asset or liability.
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
Mortgage derivatives:
Mortgage derivatives include interest rate swaps, mortgage TBAs hedging MSRs, interest rate lock commitments to originate held for sale residential mortgage loans for individual customers and forward commitments to sell residential mortgage loans to various investors. The fair value of the interest rate swaps and swaptions used to hedge MSRs is classified in Level 2 of the hierarchy. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. In accordance with accounting guidance of fair value measurements, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral posting thresholds, mutual puts and guarantees. The fair value of mortgage TBAs and forward loan sale commitments is based on quoted prices for similar assets in active markets that the Company has the ability to access and is classified in Level 2 of the hierarchy. The Company uses an external valuation model that relies on internally developed inputs to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no transfers of assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the three months ended March 31, 2014.

	As of March 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities
U.S. government sponsored agency securities	$15,096	$—	$15,096	$—
Residential mortgage-backed securities	271,022	—	271,022	—
Commercial mortgage-backed securities	116,123	—	116,123	—
Collateralized mortgage obligations	12,082	—	12,082	—
State and municipal obligations	293,830	—	293,323	507
Total available for sale investment securities	708,153	—	707,646	507
Loans	8,492	—	8,492	—
Loans held for sale	432,075	—	432,075	—
Assets held in employee deferred compensation plans	4,468	4,468	—	—
Derivative instruments	16,332	—	16,332	—
MSRs	227,695	—	—	227,695
Mortgage derivative instruments	4,879	—	2,435	2,444
Liabilities:
Derivative instruments	12,788	—	12,788	—
Mortgage derivative instruments	8,257	—	8,257	—

	As of December 31, 2013
	(in thousands)
Assets:
Available for sale investment securities
U.S. government sponsored agency securities	14,962	—	14,962	—
Residential mortgage-backed securities	274,650	—	274,650	—
Commercial mortgage-backed securities	127,959	—	127,959	—
Collateralized mortgage obligations	12,698	—	12,698	—
State and municipal obligations	292,038	—	291,531	507
Total available for sale investment securities	722,307	—	721,800	507
Loans	7,447	—	7,447	—
Loans held for sale	416,881	—	416,881	—
Assets held in employee deferred compensation plans	4,267	4,267	—	—
Derivative instruments	17,868	—	17,868	—
MSRs	216,111	—	—	216,111
Mortgage derivative instruments	9,723	—	8,770	953
Liabilities:
Derivative instruments	13,051	—	13,051	—
Mortgage derivative instruments	14,587	—	14,132	455

The table below includes a rollforward of the amounts reported on the Consolidated Balance Sheets for the periods indicated (including the effect of the measurement of fair value on earnings or OCI) for assets measured at fair value on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

	For the Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
	Investment Securities		Mortgage Servicing Rights		Mortgage Derivatives
	(in thousands)
Beginning balance	$507	$551	$216,111	$78,917	$498	$15,318
Total net gains (losses) recorded in:
Net income	—	—	(9,085)	1,363	1,946	(5,718)
Purchases	—	—	10,324	4,233	—	—
Originations	—	—	10,345	22,063	—	—
Maturities	—	—	—	—	—	—
Transfers	—	—	—	—	—	—
Fair value at period end	$507	$551	$227,695	$106,576	$2,444	$9,600
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

	As of March 31, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$41,328	$—	$4,475	$36,853
OREO and repossessed assets	5,188	—	—	5,188

	As of December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$29,930	$—	$1,145	$28,785
OREO and repossessed assets	5,373	—	—	5,373
At March 31, 2014, the Company had $36.9 million of impaired loans and $5.2 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 value of impaired loans during the three months ended March 31, 2014, represents sales, payments or net charge-offs of $1.2 million and four additional impaired loans with fair value of $9.3 million which reflects the charge to earnings of $4.6 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets for the three months ended March 31, 2014, included no additions and $185,000 of sales/settlements and write-downs which reduced OREO assets classified as Level 3.

The following table presents quantitative information about Level 3 fair value measurements as of March 31, 2014:

	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Range of Qualitative Information (Weighted Average)
MEASURED ON A RECURRING BASIS:
Available for sale securities	$507	See (1) below	See (1) below	See (1) below
Mortgage interest rate lock commitments (Mortgage derivative instruments)	2,444	Sales cash flow	Expected closing ratio	38.76% - 94.00% (77.75%)
			Expected delivery price	98.39 bps – 109.14 bps (102.68 bps)
Mortgage servicing rights	227,695	Discounted cash flow	Weighted average prepayment speed (CPR) (2)	4.3% – 26.5% (8.7%)
			Weighted average discount rate	10.00% - 16.25% (10.10%)
			Weighted average maturity, in months	45 – 455 (310)
			Delinquencies	0% - 50.0% (1.03%)
			Costs to service	$64 - $258 ($72)
MEASURED ON A NON-RECURRING BASIS:
Loans	36,853	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (3) below	0% - 100%
OREO and repossessed assets	5,188	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (4) below	5% - 20%

(1)	Fair value can be based on discounted cash flow, offer prices or par. Each available for sale security is evaluated on an individual basis.

(2)	CPR or conditional prepayment rate is the proportion of the principal of a pool of loans that is assumed to be paid off prematurely each period.

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

Key economic assumptions used in the measuring of the fair value of the MSRs and the sensitivity of the fair value to immediate adverse changes in those assumptions at March 31, 2014 are presented in the following table. This table does not take into account the derivatives used to economically hedge the MSRs.

March 31, 2014
(dollars in thousands except weighted average costs to service)

Weighted average prepayment speed (CPR)	8.70%
Impact on fair value of 10% adverse change	$(7,624)
Impact on fair value of 20% adverse change	(14,777)

Weighted average discount rate	10.10%
Impact on fair value of 10% adverse change	$(9,386)
Impact on fair value of 20% adverse change	(18,046)

Weighted average delinquency rate	1.03%
Impact on fair value of 10% adverse change	$(1,309)
Impact on fair value of 20% adverse change	(2,617)

Weighted average costs to service	$72
Impact on fair value of 10% adverse change	$(3,359)
Impact on fair value of 20% adverse change	(6,717)
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

The estimated fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$138,569	$138,569	$138,569	$—	$—
Available for sale investments	708,153	708,153	—	707,646	507
Held to maturity investments	391,903	375,676	—	375,676	—
Loans held for sale	436,086	436,217	—	436,217	—
Loans, net of allowance	3,568,122	3,612,903	—	12,967	3,599,936
Investment in FHLB and FRB stock	49,617	49,617	—	49,617	—
Accrued interest receivable	15,762	15,762	15,762	—	—
Derivative financial instruments	21,211	21,211	—	18,767	2,444
Other assets	4,468	4,468	4,468	—	—
Total financial assets	$5,333,891	$5,362,576	$158,799	$1,600,890	$3,602,887
Financial Liabilities:
Deposits without stated maturities	$2,745,601	$2,745,601	$2,745,601	$—	$—
Deposits with stated maturities	1,207,784	1,207,784	—	1,207,784	—
Short-term borrowings	1,043,097	1,043,278	—	1,043,278	—
Accrued interest payable	1,218	1,218	1,218	—	—
Derivative financial instruments	21,045	21,045	—	21,045	—
Junior subordinated debentures	86,607	76,957	46,875	30,082	—
Total financial liabilities	$5,105,352	$5,095,883	$2,793,694	$2,302,189	$—
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$1,382	$1,382	$—	$1,382	$—
Standby letters of credit	269	269	—	269	—
Total off-balance-sheet financial instruments	$1,651	$1,651	$—	$1,651	$—

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$90,817	$90,817	$90,817	$—	$—
Available for sale investments	722,307	722,307	—	721,800	507
Held to maturity investments	398,424	376,767	—	376,767	—
Loans held for sale	473,890	474,767	—	474,767	—
Loans, net of allowance	3,566,511	3,686,970	—	8,592	3,678,378
Investment in FHLB and FRB stock	64,612	64,612	—	64,612	—
Accrued interest receivable	16,465	16,465	16,465	—	—
Derivative financial instruments	27,591	27,591	—	26,638	953
Other assets	4,267	4,267	4,267	—	—
Total financial assets	$5,364,884	$5,464,563	$111,549	$1,673,176	$3,679,838
Financial Liabilities:
Deposits without stated maturities	$2,782,629	$2,782,629	$2,782,629	$—	$—
Deposits with stated maturities	868,354	868,354	—	868,354	—
Short-term borrowings	1,378,327	1,378,656	—	1,378,656	—
Accrued interest payable	1,476	1,476	1,476	—	—
Derivative financial instruments	27,638	27,638	—	27,183	455
Junior subordinated debentures	86,607	83,127	47,547	35,580	—
Total financial liabilities	$5,145,031	$5,141,880	$2,831,652	$2,309,773	$455
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$1,474	$1,474	$—	$1,474	$—
Standby letters of credit	308	308	—	308	—
Total off-balance-sheet financial instruments	$1,782	$1,782	$—	$1,782	$—
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
12. Legal and Regulatory Matters:
The Company is from time to time a party to litigation arising in the normal course of business. As of the date of this report, management knows of no pending or threatened legal actions against the Company, or to which any of its property is subject, that is likely to have a material adverse effect on its business, financial position or results of operations.
On July 26, 2013, a class action complaint, captioned James Sullivan v. Taylor Capital Group, Inc., et al., was filed under Case No. 2013-CH-17751 in the Circuit Court of Cook County, Illinois (the “Court”), against the Company, its directors and MB Financial, Inc. ("MB Financial" and such parties collectively, the “Defendants”) challenging the pending MB Financial/Taylor Capital merger. On August 8, 2013, a second class action complaint, captioned Dennis Panozzo v Taylor Capital Group, Inc., et. al., was filed under Case No. 2013-CH-18546 in the Court against the Defendants. Subsequently, the two cases were consolidated pursuant to court order under the first-filed Sullivan case number (as so consolidated, the “Action”). On October 24, 2013, the plaintiffs in the Action (the “Plaintiffs”) filed a consolidated amended complaint. The complaint alleged, among other things, that the Company’s directors breached their fiduciary duties to the Company and its stockholders by agreeing to the proposed merger at an unfair price pursuant to a flawed sales process, by agreeing to terms with MB Financial that discouraged other bidders and by issuing a preliminary joint proxy statement/prospectus, included in the Form S-4 registration statement filed with the SEC by MB Financial, that purportedly omitted material information. Plaintiffs further alleged that certain of the Company’s directors and officers were not independent or disinterested with respect to the proposed merger.

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
The Company has been notified by its primary banking regulators that the Bank may be cited with a violation of Section 5 of the Federal Trade Commission Act.  The potential violation relates to the checking account opening process associated with the Bank’s former deposit program relationship with an organization that provides electronic financial disbursements and payment services to the higher education industry (the “Former Counterparty”).  The Bank exited this relationship in the third quarter of 2013. A violation of Section 5 of the Federal Trade Commission Act could result in the imposition of civil money penalties against the Bank, and may possibly impose a secondary obligation to make restitution to account holders affected by the violation.  To the extent the Bank ultimately would be required to make any financial restitution as a result of the potential violation, the Former Counterparty is obligated to reimburse the Bank pursuant to a contractual indemnification agreement.  If any civil money penalties are imposed upon the Bank they would not be reimbursed to the Bank through indemnification or otherwise.  Given the preliminary status of the notification, the Company is unable to reasonably estimate a range of potential financial impact from this matter, if any.  However, the Company does not currently expect that the impact of this potential regulatory violation will have a material impact on its financial position or results of operations.  As the regulatory approval process for the pending merger with MB Financial continues, an evaluation of this situation is being conducted by the Bank’s regulators.  That evaluation is ongoing and the closing of the pending merger could be delayed beyond June 30, 2014.

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
The Banking operating segment includes commercial banking, asset-based lending, equipment finance, retail banking and all other functions that support those units. The Mortgage Banking operating segment originates mortgage loans for sale to investors and for the Company's portfolio through its retail and broker channels. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The Other segment includes subordinated debt expense, certain parent company activities, expenses related to the pending merger with MB Financial and residual income tax expense or benefit, representing the difference between the actual amount incurred and the amount allocated to operating segments.
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
The following table presents financial information from the Company’s operating segments and the Other category as of the dates indicated:

	Banking		Mortgage Banking		Other*		Consolidated Total
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(in thousands)
Net interest income (loss)	$40,528	$36,181	$4,735	$6,414	$(1,409)	$(1,912)	$43,854	$40,683
Provision for loan losses	2,603	292	(3)	8	—	—	2,600	300
Total noninterest income	6,001	7,647	23,055	32,030	42	42	29,098	39,719
Total noninterest expense	25,947	25,468	27,943	26,287	673	—	54,563	51,755
Income (loss) before income taxes	17,979	18,068	(150)	12,149	(2,040)	(1,870)	15,789	28,347
Income tax expense (benefit)	7,102	7,136	(278)	3,375	(979)	579	5,845	11,090
Net income (loss)	$10,877	$10,932	$128	$8,774	$(1,061)	$(2,449)	$9,944	$17,257
Total average assets	$4,714,336	$4,487,276	$881,040	$1,150,884	$3,764	$4,032	$5,599,140	$5,642,192
Average loans	3,436,591	2,885,961	187,635	291,653	—	—	3,624,226	3,177,614
Average loans held for sale	—	—	420,815	691,134	—	—	420,815	691,134

*	The Other category includes subordinated note expense, certain parent company activities, expenses related to the pending merger with MB Financial and residual income tax expense (benefit).

14. Business Combinations:
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
The completion of the merger is subject to customary conditions including the receipt of required regulatory approvals. As discussed in Note 12 -“ Legal and Regulatory Matters,” the Bank may be cited with a violation of Section 5 of the Federal Trade Commission Act.  An evaluation of this situation is being conducted by the Bank’s regulators.  That evaluation is ongoing and the closing of the pending merger could be delayed beyond June 30, 2014.

15. Subsequent Events:
Events subsequent to the balance sheet date of March 31, 2014 have been evaluated for potential recognition or disclosure in these financial statements that would provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements. The Company has determined that there was no additional evidence about conditions that existed at the date of the balance sheet or any new nonrecognized subsequent event that would need to be disclosed in order to keep the financial statements from being misleading through the date these financial statements were filed.

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
These risks, uncertainties and other factors include, without limitation:

•	The Agreement and Plan of Merger (the "Merger Agreement") with MB Financial may be terminated in accordance with its terms, and the Merger contemplated thereby may not be completed.

•	Termination of the Merger Agreement could negatively impact us.

•	We may be subject to business uncertainties and contractual restrictions while the Merger is pending.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in the section captioned “Risk Factors” in our December 31, 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 7, 2014 and Item 1A of this Quarterly Report on Form 10-Q. You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements or risk factors, whether as a result of new information, future events, changed circumstances or any other reason after the date of this filing.
Introduction
Taylor Capital Group, Inc. is the holding company of Cole Taylor Bank (the “Bank”), a commercial bank headquartered in Chicago. For more than 80 years, the Bank has been successfully meeting the banking needs of closely held companies and the people who own and manage them by focusing on a relationship-based approach to business. Through its national businesses, the Bank provides a full range of financial services, including asset-based lending, commercial equipment finance and residential mortgage lending. At March 31, 2014, we had consolidated assets of $5.65 billion, deposits of $3.95 billion and stockholders' equity of $482.6 million.
On July 15, 2013, we announced that we had entered into a Merger Agreement with MB Financial, Inc. ("MB Financial"). The agreement provides that, subject to the conditions set forth in the Merger Agreement, we will merge with and into MB Financial, with MB Financial as the surviving corporation. Immediately following the merger, our wholly owned subsidiary bank will merge with MB Financial's wholly owned subsidiary bank, MB Financial Bank, N.A. The completion of the merger is subject to customary conditions including the receipt of required regulatory approvals.  As discussed in the “Current Developments” section below,  the Bank may be cited with a violation of Section 5 of the Federal Trade Commission Act.  An evaluation of this situation is being conducted by our regulators.  That evaluation is ongoing and the closing of the pending merger could be delayed beyond June 30, 2014.

The following discussion and analysis focuses on the significant factors affecting our financial condition and results of operations and should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our December 31, 2013 Annual Report on Form 10-K filed with the SEC on March 7, 2014. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014, or any other future period. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed above under the caption “Cautionary Note Regarding Forward-Looking Statements.”
Current Developments
We have been notified by our primary banking regulators that the Bank may be cited with a violation of Section 5 of the Federal Trade Commission Act.  The potential violation relates to the checking account opening process associated with our former deposit program relationship with an organization that provides electronic financial disbursements and payment services to the higher education industry (the “Former Counterparty”).  We exited this relationship in the third quarter of 2013. A violation of Section 5 of the Federal Trade Commission Act could result in the imposition of civil money penalties against the Bank, and may possibly impose a secondary obligation to make restitution to account holders affected by the violation.  To the extent we ultimately would be required to make any financial restitution as a result of the potential violation, the Former Counterparty is obligated to reimburse us pursuant to a contractual indemnification agreement.  If any civil money penalties are imposed upon us they would not be reimbursed to us through indemnification or otherwise.  Given the preliminary status of the notification, we are unable to reasonably estimate a range of potential financial impact from this matter, if any.  However, we do not currently expect that the impact of this potential regulatory violation will have a material impact on our financial position or results of operations.  As the regulatory approval process for the pending merger with MB Financial continues, an evaluation of this situation is being conducted by the Bank’s regulators.  That evaluation is ongoing and the closing of the pending merger could be delayed beyond June 30, 2014.
Application of Critical Accounting Policies
Our accounting and reporting policies conform, in all material respects, to U.S. generally accepted accounting principles (“U.S. GAAP”) and general reporting practices within the financial services industry. For additional details, see “Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting and Reporting Policies” from our 2013 Annual Report on Form 10-K.
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
Valuation of Derivative Financial Instruments
We use derivative financial instruments (“derivatives”), including interest rate swaps and corridor agreements, callable interest rate swap agreements, agreements to purchase mortgage-backed securities ("mortgage TBAs") for which we do not intend to take delivery, as well as interest rate lock and forward loan sale commitments, to either accommodate individual customer needs or to assist in our interest rate risk management. All derivatives are measured and reported at fair value on our Consolidated Balance Sheets as either an asset or a liability. For derivatives that are designated and qualify as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the effective portion of the hedged risk, is recognized in current earnings during the period of the change in the fair value. For derivatives that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For all hedging relationships, derivative gains and losses that are not effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings during the period of the change in fair value. Similarly, the changes in the fair value of derivatives that are not designated as an accounting hedge are also reported currently in earnings.
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

Valuation of Mortgage Servicing Rights
The Company originates and sells residential mortgage loans in the secondary market and may retain the right to service the loans sold. Servicing involves the collection of payments from individual borrowers and the distribution of those payments to the investors. Upon a sale of mortgage loans for which servicing rights are retained, the retained mortgage servicing rights asset is capitalized at the fair value of future net cash flows expected to be realized for performing servicing activities. Purchased mortgage servicing rights are recorded at the purchase price at the date of purchase and at fair value thereafter.
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
RESULTS OF OPERATIONS
Overview
Net income applicable to common stockholders was $9.9 million, or $0.32 per diluted common share, for the three months ended March 31, 2014, compared to net income applicable to common stockholders of $13.6 million, or $0.44 per diluted common share, for the three months ended March 31, 2013. The decrease in net income applicable to common stockholders for the three months ended March 31, 2014 was primarily the result of a decline in mortgage banking revenue.
Highlights

•	Net interest income was $43.9 million for the first quarter of 2014, an increase of $3.2 million, or 7.9%, from the first quarter of 2013.

•	Net interest margin on a tax equivalent basis increased by 29 basis points to 3.49% for the first quarter of 2014 from 3.20% for the first quarter of 2013.

•	Total commercial loans increased to $3.37 billion at March 31, 2014, up $553.0 million, or 19.6%, from March 31, 2013.

•	Mortgage banking revenue was $23.1 million for the first quarter of 2014, a decrease of $8.9 million, or 27.8%, from the first quarter of 2013.

•
Pre-tax, pre-provision operating earnings (a non-GAAP financial measure defined below) decreased to $18.5 million for the first quarter of 2014, down $10.7 million, or 36.6%, as compared to the first quarter of 2013.

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
Pre-tax, pre-provision operating earnings is a non-GAAP financial measure in which provision for loan losses, nonperforming asset expense and certain non-recurring items, such as gains and losses on investment securities are excluded from income before taxes. Revenue is a non-GAAP financial measure calculated as net interest income plus noninterest income less gains and losses on investment securities.

The following table reconciles the income before income taxes to pre-tax, pre-provision operating earnings for the periods indicated:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Income before income taxes	$15,789	$28,347
Add back (subtract):
Credit costs:
Provision for loan losses	2,600	300
Nonperforming asset expense, net	166	559
Credit costs subtotal	2,766	859
Other:
Gains on sales of investment securities, net	(35)	(1)
Other subtotal	(35)	(1)
Pre-tax, pre-provision operating earnings	$18,520	$29,205

The following table details the components of revenue for the periods indicated:
	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Net interest income	$43,854	$40,683
Noninterest income	29,098	39,719
Add back (subtract):
Gains on sales of investment securities, net	(35)	(1)
Revenue	$72,917	$80,401

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
Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013
Net interest income was $43.9 million for the first quarter of 2014, an increase of $3.2 million, or 7.9%, from $40.7 million for the first quarter of 2013.
Our net interest margin on a tax-equivalent basis was 3.49% for the first quarter of 2014, an increase of 29 basis points from 3.20% for the first quarter of 2013 due to lower rates paid on deposit balances, the prepayment of our 8% subordinated notes in June 2013 and growth in the commercial loan portfolio. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets.
The yield on average earning assets increased from 3.74% in the first quarter of 2013 to 3.87% in the first quarter of 2014 due to increased yields on investment securities and loans held for sale. The yield on the investment securities portfolio increased to 3.51% in the first quarter of 2014 from 3.18% in the first quarter of 2013 due to an increase in higher yielding municipal securities. The yield on loans held for sale increased from 3.34% in first quarter of 2013 to 4.07% in first quarter of 2014 due to an increase in mortgage rates. The yield earned on loans declined to 3.97% in the first quarter of 2014 from 4.06% in the first quarter of 2013. Competitive pricing pressure on new loans resulted in a decline in commercial loan yields.
The rate paid on total interest-bearing liabilities declined from 0.78% in the first quarter of 2013 to 0.50% in the first quarter of 2014. Significant anticipated deposit repricing, largely in customer certificates of deposit and brokered certificates of deposits, contributed to this reduction. In addition, in the second quarter of 2013 we prepaid all $37.5 million principal amount of the Company's 8% subordinated notes in a continuation of our efforts to lower overall funding costs.
Average interest-earning assets during the first quarter of 2014 were $5.23 billion, which was flat as compared to the first quarter of 2013. Average loan balances increased $446.6 million, or 14.1%, due to growth across our commercial lending group, asset based lending group and equipment finance group. Average loans held for sale were $420.8 million for the first quarter of 2014 and $691.1 million for the first quarter of 2013, a decrease of $270.3 million, or 39.1%. This decrease was related to the decrease in mortgage loan origination volume. Average investment balances decreased $172.6 million, or 12.7%, from the first quarter of 2013 to the first quarter of 2014 due to the sale of investment securities in the fourth quarter of 2013 as part of a planned reduction of the investment portfolio.
Total average interest-bearing deposits balances increased to $2.83 billion for the first quarter of 2014, compared to $2.42 billion for the first quarter of 2013, an increase of $401.6 million, due to an increase in commercial interest checking and NOW accounts associated with on-going deposit raising efforts. CDARS deposits and brokered deposits also increased as part of a planned increase in time deposits for liquidity management purposes. Noninterest-bearing deposits decreased $322.5 million in the first quarter of 2014. A large portion of the decrease in noninterest-bearing deposits was due to the end of our relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry.
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

	Quarter Ended March 31, 2014 Versus Quarter Ended March 31, 2013 Increase/(Decrease)
	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$(1,453)	$1,041	$(412)
Cash equivalents	—	(1)	(1)
Loans held for sale	(2,578)	1,085	(1,493)
Loans	4,379	(720)	3,659
Total interest-earning assets			1,753
INTEREST PAID ON:
Interest-bearing deposits	631	(1,726)	(1,095)
Total borrowings	(76)	(832)	(908)
Total interest-bearing liabilities			(2,003)
Net interest income, tax-equivalent			$3,756
Tax-Equivalent Adjustments to Yields and Margins
As part of our evaluation of net interest income, we analyze our consolidated average balances, our yield on average interest-earning assets and the cost of average interest-bearing liabilities. Such yields and costs are calculated by dividing annualized income or expense by the average balance of assets or liabilities. Because management analyzes net interest income on a tax-equivalent basis, the analysis contains certain non-GAAP financial measures. In these non-GAAP financial measures, investment interest income, loan interest income, total interest income and net interest income are adjusted to reflect tax-exempt interest income on a tax-equivalent basis, assuming a tax rate of 35.0%. This assumed tax rate may differ from our actual effective income tax rate. In addition, the interest-earning asset yield, net interest margin and the net interest rate spread are adjusted to a fully tax-equivalent basis. We believe that these measures and ratios present a more meaningful measure of the performance of interest-earning assets because they provide a better basis for comparison of net interest income regardless of the mix of taxable and tax-exempt instruments.

The following table reconciles the tax-equivalent net interest income to net interest income as reported on the Consolidated Statements of Income. In addition, the interest-earning asset yield, net interest margin and net interest spread are shown with and without the tax-equivalent adjustment.

	Three months ended March 31,
	2014	2013
	(dollars in thousands)
Net interest income as stated	$43,854	$40,683
Tax-equivalent adjustment-investments	1,370	769
Tax-equivalent adjustment-loans	13	29
Tax-equivalent net interest income	$45,237	$41,481
Yield on earning assets without tax adjustment	3.77%	3.68%
Yield on earning assets – tax-equivalent	3.87%	3.74%
Net interest margin without tax adjustment	3.38%	3.14%
Net interest margin – tax-equivalent	3.49%	3.20%
Net interest spread without tax adjustment	3.27%	2.90%
Net interest spread – tax-equivalent	3.37%	2.96%
The following table presents, for the periods indicated, certain information relating to our consolidated average balances and reflects our yield on average interest-earning assets and costs of average interest-bearing liabilities. The table contains certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	Three months ended March 31,
	2014			2013
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities: (1)
Taxable	$796,873	$6,486	3.26%	$1,123,923	$8,617	3.07%
Tax-exempt (tax-equivalent) (2)	390,690	3,915	4.01%	236,290	2,196	3.72%
Total investment securities	1,187,563	10,401	3.51%	1,360,213	10,813	3.18%
Cash equivalents	98	—	—%	555	1	0.72%
Loans held for sale	420,815	4,284	4.07%	691,134	5,777	3.34%
Loans: (2) (3)
Commercial and commercial real estate	3,203,385	31,701	3.96%	2,722,748	28,357	4.17%
Lease receivables	120,413	973	3.23%	48,870	372	3.04%
Residential real estate mortgages	261,151	2,087	3.20%	357,940	2,426	2.71%
Home equity and consumer	39,277	396	4.09%	48,057	563	4.75%
Fees on loans		383			163
Net loans (tax-equivalent) (2)	3,624,226	35,540	3.97%	3,177,615	31,881	4.06%
Total interest-earning assets (2)	5,232,702	50,225	3.87%	5,229,517	48,472	3.74%

NON-EARNING ASSETS:
Allowance for loan losses	(81,791)			(83,022)
Cash and due from banks	87,480			150,548
Accrued interest and other assets	360,749			345,149
TOTAL ASSETS	$5,599,140			$5,642,192

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	1,636,503	1,602	0.40%	$1,475,894	1,897	0.52%
Savings deposits	40,600	5	0.05%	40,255	7	0.07%
Time deposits	1,149,302	1,562	0.55%	908,623	2,360	1.05%
Total interest-bearing deposits	2,826,405	3,169	0.45%	2,424,772	4,264	0.71%
Short-term borrowings	1,098,989	382	0.14%	1,099,956	420	0.15%
Junior subordinated debentures	86,607	1,437	6.64%	86,607	1,443	6.66%
Subordinated notes	—	—	—%	33,414	864	10.34%
Total interest-bearing liabilities	4,012,001	4,988	0.50%	3,644,749	6,991	0.78%

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	1,011,485			1,333,958
Accrued interest, taxes, and other liabilities	94,781			92,833
Total noninterest-bearing liabilities	1,106,266			1,426,791
STOCKHOLDERS’ EQUITY	480,873			570,652
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,599,140			$5,642,192
Net interest income (tax-equivalent) (2)		$45,237			$41,481
Net interest spread (tax-equivalent) (2) (4)			3.37%			2.96%
Net interest margin (tax-equivalent) (2) (5)			3.49%			3.20%

(1) Investment securities average balances are based on amortized cost.
(2) Calculations are computed on a tax-equivalent basis assuming a tax rate of 35%.
(3) Nonaccrual loans are included in the average balances.
(4) Net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6) Yield/Rates are annualized.

Provision for Loan Losses
The provision for loan losses is based on the allowance for loan losses deemed necessary to cover probable losses in our portfolio as of the balance sheet date. Our provision for loan losses was $2.6 million for the quarter ended March 31, 2014, compared to $300,000 for the quarter ended March 31, 2013. The increase in the provision for loan losses was due to the establishment of specific reserves for certain loans in both the commercial and industrial and commercial real estate secured portfolios as well as growth in the loan portfolio during the quarter ended March 31, 2014, partially offset by a decrease in general reserves.
Noninterest Income
The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Service charges	$3,620	$3,491
Mortgage banking revenue	23,057	32,030
Gains on sales of investment securities, net	35	1
Letter of credit and other loan fees	1,254	1,091
Other derivative income (loss)	(31)	1,560
Other noninterest income	1,163	1,546
Total noninterest income	$29,098	$39,719

Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013
Total noninterest income was $29.1 million during the first quarter of 2014, compared to $39.7 million in the first quarter of 2013, a decrease of $10.6 million, or 26.7%. This decrease was primarily due to a decrease in mortgage banking revenue generated by Cole Taylor Mortgage. Mortgage banking revenue totaled $23.1 million in the first quarter of 2014, a decrease of $8.9 million from the first quarter of 2013, primarily driven by a lower volume of mortgage originations and gain on sale margins, partially offset by an increase in mortgage servicing revenue. Mortgage servicing revenue increased due to an increase in the valuation of the MSR asset and an increase in the mortgage servicing portfolio which grew from $10.51 billion at March 31, 2013 to $20.14 billion at March 31, 2014. This increase is a result of both servicing held on originated loans and servicing purchased from third parties.
Other derivative income decreased from $1.6 million in the first quarter of 2013 to a loss of $31,000 in the first quarter of 2014. This decrease was due to a reduction in customer swap activity.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes and medical insurance	$26,963	$23,740
Incentives, commissions and retirement benefits	7,692	10,288
Total salaries and employee benefits	34,655	34,028
Occupancy of premises	2,989	2,568
Furniture and equipment	968	737
Nonperforming asset expense	166	559
FDIC assessment	1,862	2,024
Legal fees, net	1,010	858
Loan expense, net	2,189	2,371
Outside services	3,559	2,496
Computer processing	1,768	966
Other noninterest expense	5,397	5,148
Total noninterest expense	$54,563	$51,755
Efficiency ratio	74.83%	64.37%

Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013
Noninterest expense increased $2.8 million, or 5.4%, to $54.6 million for the first quarter of 2014, as compared to $51.8 million during the first quarter of 2013. The higher level of noninterest expense in the first quarter of 2014 was primarily the result of increased outside services and computer processing expense related to activity at Cole Taylor Mortgage.
Total salaries and employee benefits expense during the first quarter of 2014 was $34.7 million, compared to $34.0 million during the first quarter of 2013, an increase of $700,000, or 2.1%. This increase was primarily driven by an increase of $3.2 million in salaries, employment taxes, and medical insurance expense due to an increase in the number of employees. The number of full time equivalent employees was 1,266 at March 31, 2014, as compared to 1,030 at March 31, 2013. This increase in employees took place primarily at Cole Taylor Mortgage, including the addition of employees related to the establishment of an in-house mortgage servicing platform. Incentives, commissions and retirement benefits decreased from the first quarter of 2013 to the first quarter of 2014 as performance-related incentive expense declined due to declines in mortgage banking revenue.
Occupancy of premises expense increased from $2.6 million for the quarter ended March 31, 2013 to $3.0 million for the quarter ended March 31, 2014. This increase was primarily a result of increased rental space and associated lease expense at Cole Taylor Mortgage as it expanded operations.
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
Nonperforming asset expense was $166,000 for the quarter ended March 31, 2014, compared to $559,000 for the quarter ended March 31, 2013. This decrease primarily was due to a lower level of ongoing OREO expenses.

A quantification of the amount of nonperforming asset expense in the held for sale and held for investment loan categories for the periods indicated is as follows:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Impaired loans, OREO and other repossessed assets held for sale	$191	$30
Impaired and nonperforming loans held for investment	(25)	529
Total	$166	$559
Outside services were $2.5 million in the first quarter of 2013 and $3.6 million in the first quarter of 2014, an increase of $1.1 million. This increase was primarily due to one-time costs associated with transferring the bulk of Cole Taylor Mortgage's loan servicing portfolio in-house.
Computer processing expense increased $802,000 from $966,000 in the first quarter of 2013 to $1.8 million in the first quarter of 2014. This increase was related to the expansion of retail mortgage lending offices from 26 offices at the end of the first quarter 2013 to 46 offices at the end of the first quarter 2014.
Efficiency Ratio
The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, excluding gains or losses on investment securities). Generally, a lower efficiency ratio indicates that an entity is operating more efficiently.
Our efficiency ratio was 74.83% in the first quarter of 2014, compared to 64.37% during the first quarter of 2013. The increase in the efficiency ratio was primarily due to lower mortgage banking revenue and increased outside services and computer processing expense at Cole Taylor Mortgage, partially offset by an increase in net interest income.
Income Taxes
Income tax expense decreased from $11.1 million in the first three months of 2013 to $5.8 million for the first three months of 2014, a decrease of $5.3 million. This decrease was primarily due to the decrease in our income before income taxes, which decreased from $28.3 million in the first three months of 2013 to $15.8 million in the first three months of 2014. In addition, income tax expense decreased as a result of changes in the applicable statutory state income tax rates combined with fluctuations in the levels of income earned in the states where income tax returns are required to be filed.
As of March 31, 2014, our net deferred tax asset totaled $12.1 million, which, in the judgment of management, will more-likely-than-not be fully realized. The largest components of the deferred tax asset are associated with the allowance for loan losses, employee benefits, basis adjustments on our portfolio of OREO and federal and state net operating loss carry forwards. The deferred tax asset is net of deferred tax liabilities, the largest of which relate to mortgage servicing and leasing.
Segment Review
As described in Note 13 – “Segment Reporting” of the Notes to the Consolidated Financial Statements, we have two principal operating segments: Banking and Mortgage Banking.
The Banking segment consists of commercial banking, commercial real estate banking, asset-based lending, retail banking, equipment financing and all other functions that support those units. The Mortgage Banking segment originates residential mortgage loans for sale to investors and for retention in our loan portfolio through retail and broker channels. This segment also services residential mortgage loans for various investors and for our own loans. In addition, we use an Other category, which includes subordinated note expense, certain parent company activities, expenses related to the pending merger with MB Financial and residual income tax expense, representing the difference between the actual amount incurred and the amount allocated to operating segments.
Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013
Banking Segment
Net income for the Banking segment for the quarter ended March 31, 2014 was $10.9 million, which was flat compared to net income of $10.9 million for the quarter ended March 31, 2013. Net interest income of $40.5 million for the first quarter of 2014 was $4.3 million more than net interest income of $36.2 million for the same period in 2013. The increase was the result of the combination of growth in the commercial loan portfolio and lower rates paid on deposit balances. Noninterest income decreased from $7.6 million in the first quarter of 2013 to $6.0 million in the first quarter of 2014, a decrease of $1.6 million, due to a decrease in customer swap activity.
Noninterest expense was $25.9 million in the first quarter of 2014 as compared to $25.5 million in the first quarter of 2013, an increase of $479,000. Salaries and benefits expense increased $1.8 million from the first quarter of 2013 to the first quarter of 2014 due to merit increases and an increase in corporate bonus expense. Nonperforming asset expense was $440,000 million less in the first quarter of 2014 as compared to the first quarter of 2013 due to a lower level of OREO balances and ongoing OREO expenses. Legal expense decreased $466,000 and consulting decreased $262,000 from the first quarter of 2013 to the first quarter of 2014 due to timing of expense.
Provision for loan losses was $2.6 million in the first quarter of 2014, an increase of $2.3 million from the first quarter of 2013 (see Provision for Loan Losses section above for additional detail).
Mortgage Banking Segment
Net income for the Mortgage Banking segment for the first quarter of 2014 was $128,000, a $8.6 million decrease from net income of $8.8 million for the first quarter of 2013. Net interest income decreased $1.7 million, from $6.4 million for the quarter ended March 31, 2013 to $4.7 million for the quarter ended March 31, 2014, driven by a decrease in both held for sale and mortgage portfolio loans. Noninterest income decreased from $32.0 million in the first quarter of 2013 to $23.1 million in the first quarter of 2014. Mortgage loan origination income decreased $15.1 million due to a reduction in mortgage loan origination volume and lower gain on sale margins. Partially offsetting this decrease was a $6.2 million increase in net mortgage servicing income. Servicing income increased due to the combination of retention of MSRs on loans originated by Cole Taylor Mortgage, purchases of MSRs and an increase in the valuation of the MSR asset.
Noninterest expense increased from $26.3 million in the first quarter of 2013 to $27.9 million in the first quarter of 2014. This increase was primarily due to a $1.1 million increase in outside services expense due to one-time costs associated with transferring the bulk of Cole Taylor Mortgage's loan servicing portfolio in-house and a $776,000 increase in computer processing costs primarily related to the expansion of retail mortgage lending offices. Salaries and benefits decreased $1.2 million primarily due to a decrease in incentive compensation expense related to declines in revenue partially offset by additional headcount.
FINANCIAL CONDITION
Overview
Total assets decreased $32.8 million, or 0.6%, to $5.65 billion at March 31, 2014 from total assets of $5.69 billion at December 31, 2013, primarily as a result of decreases in investment securities, loans held for sale and investment in Federal Home Loan Bank stock, partially offset by increases in cash and cash equivalents and MSRs. Total liabilities decreased $50.8 million to $5.17 billion at March 31, 2014 from $5.22 billion at December 31, 2013, resulting from a decrease in short-term borrowings partially offset by an increase in total deposits. Total stockholders’ equity at March 31, 2014 was $482.6 million as compared to $464.6 million at December 31, 2013, reflecting the impact of net income for the three months ended March 31, 2014 and an increase in accumulated other comprehensive income resulting from an increase in the market value of available for sale securities.
Investment Securities
Investment securities totaled $1.10 billion at March 31, 2014, compared to $1.12 billion at December 31, 2013, a decrease of $20.7 million, or 1.8%. This decrease was primarily the result of principal paydowns of $31.1 million of investment securities partially offset by an increase in accumulated other comprehensive income of $13.1 million resulting from an increase in the market value of available for sale securities.
As of March 31, 2014, mortgage related securities (at estimated fair value) comprised approximately 63% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.
At March 31, 2014, we had a net unrealized loss of $13.8 million in our available for sale investment portfolio, which was comprised of $10.8 million of gross unrealized gains and $24.6 million of gross unrealized losses. At December 31, 2013, the net unrealized loss was $26.9 million, which was comprised of $36.8 million of gross unrealized losses and $9.9 million of gross unrealized gains. The gross unrealized losses of twelve months or longer at March 31, 2014 related to 69 investment securities with a carrying value of $107.0 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subject to further analysis to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the securities with gross unrealized losses at March 31, 2014, none had been in a loss position for 12 months or more and had an unrealized loss position of more than 10% of amortized cost and therefore were not subject to additional analysis.
As a member of the Federal Home Loan Bank ("FHLB,") we are required to hold FHLB stock. The amount of Federal Home Loan Bank Chicago ("FHLBC") stock that we are required to hold is based on the Bank’s asset size and the amount of borrowings from the FHLBC. At March 31, 2014, we held $37.8 million of FHLBC stock and maintained $965.0 million of FHLB advances. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred as of March 31, 2014.
Loans
The composition of our loan portfolio as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014		December 31, 2013
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans:
Commercial and industrial	$1,940,095	53%	$1,935,377	53%
Commercial real estate secured	1,109,042	30	1,124,227	31
Residential construction and land	45,417	1	46,079	1
Commercial construction and land	132,729	4	121,682	3
Lease receivables	143,091	4	132,013	4
Total commercial loans	3,370,374	92	3,359,378	92
Consumer	294,546	8	301,377	8
Gross loans	3,664,920	100%	3,660,755	100%
Less: Unearned discount	(13,907)		(12,380)
Loans	3,651,013		3,648,375
Less: Allowance for loan losses	(82,891)		(81,864)
Loans, net	$3,568,122		$3,566,511

Loans Held for Sale:
Total Loans Held for Sale	$436,086		$473,890
Gross loans were $3.66 billion at March 31, 2014 and December 31, 2013. Commercial loans, which include commercial and industrial (“C&I”), commercial real estate secured, construction and land loans and lease receivables, increased $11.0 million, or 0.3%. The increase in commercial loans during the three months ended March 31, 2014 consisted of a $4.7 million, or 0.2%, increase in C&I loans, an $11.0 million, or 9.1%, increase in commercial construction and land loans and a $11.1 million, or 8.4%, increase in lease receivables. These increases were offset by a $15.2 million, or 1.4%, decrease in commercial real estate secured loans, a $662,000, or 1.4%, decrease in residential construction and land loans and a $6.8 million, or 2.3%, decrease in consumer loans from December 31, 2013 to March 31, 2014.
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
Total C&I loans were relatively flat at $1.94 billion at March 31, 2014 compared to $1.94 billion at December 31, 2013, and accounted for 53% of our total loan portfolio at March 31, 2014. While overall C&I loans were flat, increases in our asset-based lending and equipment finance lending units were offset by decreases in our commercial banking unit.
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
The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	March 31, 2014		December 31, 2013
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$95,371	9%	$102,195	9%
Office/mix use property	146,822	13	126,662	11
Commercial properties	123,796	11	126,608	11
Specialized – other	102,014	9	101,813	9
Other commercial properties	20,866	2	27,739	3
Subtotal commercial non-owner occupied	488,869	44	485,017	43
Commercial owner occupied	491,413	44	513,126	46
Multi-family properties	128,760	12	126,084	11
Total commercial real estate secured	$1,109,042	100%	$1,124,227	100%
Our commercial real estate secured loans decreased $15.2 million, or 1.4%, to $1.11 billion at March 31, 2014, as compared to $1.12 billion at December 31, 2013. Approximately 88% of the total commercial real estate secured portfolio consists of loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties. The decrease in commercial real estate secured loans reflects run-off of balances.
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
Our residential construction and land loans decreased by $662,000 or 1.4%, to $45.4 million at March 31, 2014, as compared to $46.1 million at December 31, 2013. Commercial construction and land loans totaled $132.7 million at March 31, 2014 as compared to $121.7 million at December 31, 2013, an increase of $11.0 million, or 9.0%. We are selectively reentering certain commercial construction and land markets.
Our lease financing business offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases for U.S. middle market companies. We have a general equipment focus with limited specialization of equipment types.
The risk characteristics of equipment leases are similar to those of C&I loans and are largely influenced by general economic conditions, such as inflation, recessionary pressures, the rate of unemployment and other factors that affect the borrower's operations and the value of the underlying equipment. Our credit risk strategy emphasizes consistent underwriting standards and diversification by industry and customer size. In addition to credit risk, equipment leases may entail residual value risk. Residual values are thoroughly analyzed prior to entering into a lease and closely monitored during the term. Lease conditions also mitigate residual risk. Our approach places syndication at the front end of the sales process which enables market confirmation of our judgment as to structure, term, residual value and price; however, we had no syndicated leases as of March 31, 2014. Our leasing business has a national focus which also diversifies our risk geographically.
Our lease receivables totaled $129.2 million (net of unearned discounts) at March 31, 2014, compared to $119.6 million at December 31, 2013. Lease receivables increased primarily as a result of new leases sourced by our recently expanded direct sales channel.
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
Total consumer loans decreased $6.8 million, or 2.3%, to $294.5 million at March 31, 2014, compared to $301.4 million at December 31, 2013. This decrease was primarily the result of the planned run-off of home equity loans.

Nonperforming Assets
The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$—	$—	$—
Nonaccrual loans:
Commercial and industrial	17,841	15,879	16,010
Commercial real estate secured	26,589	37,474	23,096
Residential construction and land	—	—	742
Commercial construction and land	22,550	22,550	26,375
Consumer	5,956	5,922	5,181
Total nonaccrual loans	72,936	81,825	71,404
Total nonperforming loans	72,936	81,825	71,404
OREO and repossessed assets	9,950	10,049	27,218
Total nonperforming assets	$82,886	$91,874	$98,622
Performing restructured loans not included in nonperforming assets	35,605	$20,736	22,739
Nonperforming loans to total loans	2.00%	2.24%	2.22%
Nonperforming assets to total loans plus OREO and repossessed property	2.26%	2.51%	3.03%
Nonperforming assets to total assets	1.47%	1.62%	1.71%
Nonperforming assets were $82.9 million, or 1.47% of total assets, at March 31, 2014, compared to $91.9 million, or 1.62% of total assets, at December 31, 2013, and $98.6 million, or 1.71% of total assets, at March 31, 2013. Nonperforming assets decreased from December 31, 2013 to March 31, 2014 due to net payoffs of certain commercial real estate secured nonaccrual loans. During the three months ended March 31, 2014, $1.6 million of net charge-offs were recognized.
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
Commercial real estate secured loans were the largest category of nonaccrual loans at $26.6 million as of March 31, 2014 and comprised approximately 36% of all nonaccrual loans at that date.

Other real estate owned and repossessed assets
OREO and repossessed assets totaled $10.0 million at each of March 31, 2014 and December 31, 2013 compared to $27.2 million at March 31, 2013. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Balance at beginning of period	$10,049	$24,259
Transfers from loans	636	5,040
Dispositions	(608)	(2,081)
Change in impairment	(127)	—
Balance at end of period	$9,950	$27,218
The level of OREO and repossessed assets was flat during the first three months of 2014. During the three months ended March 31, 2014, we transferred $636,000 from loans into OREO and repossessed assets. The loans transferred primarily consisted of $275,000 from our commercial real estate secured portfolio and $361,000 from our consumer portfolio. During the three months ended March 31, 2014, we sold several OREO properties. We also reduced the carrying value of certain OREO and repossessed assets by $127,000 during the three months ended March 31, 2014, to reflect a decrease in the estimated fair value of these assets.
Impaired loans
At March 31, 2014, impaired loans totaled $106.1 million, compared to $96.5 million at December 31, 2013, and $90.1 million at March 31, 2013. The balance of impaired loans and the related allowance for loan losses for impaired loans was as follows:

	March 31, 2014	December 31, 2013	March 31, 2013
	(in thousands)
Impaired loans:
Commercial and industrial	$29,242	$17,335	$20,197
Commercial real estate secured	47,365	50,615	36,305
Residential construction and land	—	—	742
Commercial construction and land	22,550	22,550	26,375
Consumer	6,909	5,951	6,494
Total impaired loans	$106,066	$96,451	$90,113
Recorded balance of impaired loans:
With related allowance for loan losses	$61,026	$46,400	$50,189
With no related allowance for loan losses	45,040	50,051	39,924
Total impaired loans	$106,066	$96,451	$90,113
Allowance for losses on impaired loans:
Commercial and industrial	$13,129	$8,555	$8,540
Commercial real estate secured	3,030	3,265	1,584
Commercial construction and land	1,890	1,867	3,546
Total allowance for losses on impaired loans	$18,049	$13,687	$13,670
The increase in impaired loans during the three months ended March 31, 2014 was due to migration into accruing impaired loans. The allowance for loan losses related to impaired loans increased during the three months ended March 31, 2014 and totaled $18.0 million at March 31, 2014, as compared to $13.7 million at each of December 31, 2013 and March 31, 2013. The increase in the allowance for losses on impaired loans in the three months ended March 31, 2014 was primarily due to an increase in specific reserves on a limited number of credits. The percentage of allowance on impaired loans to total impaired loans increased to 17.0% at March 31, 2014, compared to 14.2% at December 31, 2013. Commercial real estate secured loans comprised approximately 45% of all impaired loans and 17% of the allowance for loan losses on impaired loans at March 31, 2014.
Through an individual impairment analysis, we determined that at March 31, 2014, $61.0 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $18.0 million. We also held $45.0 million of impaired loans for which the individual analysis did not result in a measure of impairment and, therefore, no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. Because the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based on estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.
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
Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the current contractual repayment schedule for both interest and principal, as well as TDRs. Unless modified in a TDR, certain homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At March 31, 2014, we held $35.6 million of loans classified as performing restructured loans (performing TDRs) which includes commercial loans of $28.4 million and consumer loans of $7.2 million.
The balance of nonaccrual and impaired loans as of March 31, 2014 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$66,980	$66,980
Commercial loans on accrual but impaired	n/a	32,177
Consumer loans	5,956	6,909
	$72,936	$106,066
Potential problem loans
As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. At March 31, 2014, these potential problem loans totaled $15.2 million. Of these potential problem loans at March 31, 2014, $8.0 million were in our C&I portfolio, $5.2 million were in our commercial real estate secured portfolio and $2.0 million were in our residential construction and land loan portfolio. In comparison, potential problem loans at December 31, 2013 totaled $24.4 million. The potential problem loans at December 31, 2013 included $7.2 million of C&I loans, $13.6 million of commercial real estate secured loans and $3.6 million of residential construction and land loans. The balance of potential problem loans decreased from December 31, 2013 to March 31, 2014 due to migration of several loans to nonaccrual status and the upgrade of one loan to accrual status. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.

Allowance for Loan Losses
We have established an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. The allowance is based on our regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of the allowance includes identifying problem loans, estimating the amount of probable loss related to those loans, estimating probable losses from specific portfolio segments and evaluating the impact on our loan portfolio of a number of economic and qualitative factors. When we estimate the amount of probable loss related to specific portfolio segments, we calculate historic loss rates based upon current and a number of prior years charge-off experience for each separate loan grouping identified. The historical loss rates are then weighted based on our evaluation of the duration of the economic cycle to arrive at a current expected loss rate. The allowance reflects the loss experience from the last four years. Although management believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that our allowance will prove sufficient to cover actual loan losses in the future.
The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	Three months ended
	March 31, 2014	March 31, 2013
	(dollars in thousands)
Average loans	$3,624,226	$3,177,615
Loans at end of period	$3,651,013	$3,222,794
Allowance for loan losses:
Allowance at beginning of period	$81,864	$82,191
Charge-offs, net of recoveries:
Commercial and commercial real estate	(1,817)	114
Real estate construction	426	174
Residential real estate mortgages and consumer	(182)	(629)
Total net charge-offs	(1,573)	(341)
Provision for loan losses	2,600	300
Allowance at end of period	$82,891	$82,150
Annualized net charge-offs to average total loans	0.17%	0.04%
Allowance to total loans at end of period	2.27%	2.55%
Allowance to nonperforming loans	113.65%	115.05%
Our allowance for loan losses was $82.9 million at March 31, 2014, or 2.27% of end of period loans and 113.65% of nonperforming loans. In comparison, at March 31, 2013, our allowance for loan losses was $82.2 million, or 2.55% of end of period loans (excluding loans held for sale) and 115.05% of nonperforming loans. Net charge-offs during the three months ended March 31, 2014 were $1.6 million, or 0.17% of average loans on an annualized basis. In comparison, net charge-offs during the three months ended March 31, 2013 were $341,000, or 0.04% of average loans on an annualized basis.
Loans Held for Sale
At March 31, 2014 and December 31, 2013, the held for sale portfolio consisted predominately of loans originated by Cole Taylor Mortgage. At March 31, 2014, we held $436.1 million of loans classified as held for sale as compared to $473.9 million at December 31, 2013. The decrease in loans held for sale was primarily due to the sale of loans in the first quarter of 2014 that had been transferred from the loan portfolio in the fourth quarter of 2013. The aggregate, unpaid principal balance associated with loans held for sale was $424.0 million at March 31, 2014, with an unrealized gain of $12.0 million, which was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income. The aggregate, unpaid principal of loans held for sale was $466.2 million at December 31, 2013, with an unrealized gain of $7.0 million.

Mortgage Servicing Rights
We sell residential mortgage loans originated by Cole Taylor Mortgage into the secondary market and retain servicing rights on a portion of the loans sold. On sales where MSRs are retained, a MSR asset is capitalized, which represents the fair value of future net cash flows expected to be realized for performing servicing activities. In addition to the MSRs resulting from the retention of servicing on loans originated by Cole Taylor Mortgage, we completed purchases of MSRs of $10.3 million in the three months ended March 31, 2014 and $4.2 million of MSRs in the three months ended March 31, 2013, which were recorded at at the purchase price at the date of purchase and at fair value thereafter.
We have elected to account for all MSRs using the fair value option. The balance of the MSR asset was $227.7 million at March 31, 2014 and $216.1 million at December 31, 2013. The amount of residential mortgage loans serviced for others at March 31, 2014 was $20.14 billion and $18.50 billion at December 31, 2013.
Deposits
Total deposits increased $302.4 million to $3.95 billion at March 31, 2014 from $3.65 billion at December 31, 2013. During the three months ended March 31, 2014, interest-bearing deposits increased $283.1 million and noninterest-bearing deposits increased $19.3 million. The increase in interest-bearing deposits reflects the impact of on-going deposit raising efforts and an increase in time deposits for liquidity management purposes. The increase in noninterest-bearing deposits was due an increase in mortgage escrow deposits related to growth in the MSR asset and the normal cycle of tax and insurance payments, partially offset by a decrease due to the seasonality of deposits in our commercial banking unit.
Increases during the three months ended March 31, 2014 included certificates of deposit, which increased $35.0 million brokered certificates of deposit, which increased $224.8 million, and CDARS time deposits, which increased $71.6 million. Decreases during the three months ended March 31, 2014 included money market accounts, which decreased $13.9 million, and brokered money market deposits, which decreased $45.0 million.
The following table sets forth the period end balances of total deposits as of each of the dates indicated.

	March 31, 2014	December 31, 2013
	(in thousands)
Noninterest-bearing deposits	$1,068,207	$1,048,946
Interest-bearing deposits
Commercial interest checking	373,467	377,631
NOW accounts	572,259	566,269
Savings accounts	41,229	40,357
Money market accounts	684,358	698,302
Brokered money market deposits	6,081	51,124
Certificates of deposit	507,239	472,222
Brokered certificates of deposit	428,502	203,715
CDARS time deposits	214,479	142,835
Public time deposits	57,564	49,582
Total interest-bearing deposits	2,885,178	2,602,037
Total deposits	$3,953,385	$3,650,983
Average deposits for the three months ended March 31, 2014 increased $79.2 million, or 2.1%, to $3.84 billion, compared to $3.76 billion for the three months ended March 31, 2013. Total average time deposits increased $240.7 million, or 26.5%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 related to an increase of $109.0 million, or 60.0%, in brokered certificates of deposit, an increase of $171.6 million, or 105.5%, in CDARS time deposits and an increase of $34.1 million, or 247.5%, in average public time deposits, partially offset by a $79.9 million, or 16.2% decrease in CDs. In addition to the increase in time deposits, average commercial interest checking and NOW accounts increased $215.5 million, or 30.0%, from the three months ended March 31, 2013 to the three months ended March 31, 2014. Money market deposits decreased $52.0 million, or 7.0%, from the three months ended March 31, 2013 to the three months ended March 31, 2014.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	Three months ended March 31, 2014
	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,011,485	26.4%	—%
Commercial interest checking	377,103	9.8	0.50%
NOW accounts	555,784	14.5	0.46%
Money market accounts	694,531	18.1	0.29%
Brokered money market accounts	9,085	0.2	0.27%
Savings deposits	40,600	1.1	0.05%
Time deposits:
Certificates of deposit	476,370	12.4	0.82%
Brokered certificates of deposit	290,749	7.6	0.41%
CDARS time deposits	334,262	8.7	0.31%
Public time deposits	47,921	1.2	0.40%
Total time deposits	1,149,302	29.9	0.55%
Total deposits	$3,837,890	100.0%

Borrowings
Short-term borrowings include customer repurchase agreements, federal funds purchased and short-term FHLB advances, which consist of borrowings from the FHLBC. Short-term borrowings decreased $335.2 million to $1.04 billion at March 31, 2014, as compared to $1.38 billion at December 31, 2013. This decrease was the result of a decrease of $300.0 million in FHLB advances and a $34.3 million decrease in federal funds purchased. The decrease in short term borrowings was due to changes in the overall mix of the balance sheet.
At March 31, 2014, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $600.0 million. At December 31, 2013, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $850.0 million.
At March 31, 2014 all borrowings from the FHLBC were collateralized by $802.3 million of investment securities and a blanket lien on $709.6 million of qualified first-mortgage residential, multi-family, home equity and commercial real estate loans. Based on the value of collateral pledged, we had additional borrowing capacity of $248.6 million at March 31, 2014. At December 31, 2013, we maintained collateral of $887.1 million of investment securities and a blanket lien on $702.0 million on qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $34.1 million.
We participate in the Federal Reserve Bank's ("FRB") Borrower In Custody (“BIC”) program. At March 31, 2014, the Bank pledged $527.2 million of commercial loans as collateral and had available $441.0 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $520.4 million of commercial loans as collateral and had available $440.9 million of borrowing capacity under the BIC program at December 31, 2013. There were no borrowings under the BIC program at either March 31, 2014 or December 31, 2013.
Junior Subordinated Debentures
At March 31, 2014, we had $86.6 million outstanding of junior subordinated debentures, comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued to each of these trusts are currently callable at par, at our option. At March 31, 2014, unamortized issuance costs were $1.9 million relating to TAYC Capital Trust I and $317,000 related to TAYC Capital Trust II. Unamortized issuance costs would be immediately recognized as noninterest expense if the debentures were called by us.

CAPITAL RESOURCES
At March 31, 2014 and December 31, 2013, both the Company and the Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of March 31, 2014
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$600,876	12.93%	>$371,766	>8.00%	>$464,707	>10.00%
Cole Taylor Bank	$558,514	12.07%	>$370,155	>8.00%	>$462,694	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$542,464	11.67%	>$185,883	>4.00%	>$278,824	>6.00%
Cole Taylor Bank	$500,350	10.81%	>$185,077	>4.00%	>$277,616	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	$542,464	9.73%	>$223,055	>4.00%	>$278,818	>5.00%
Cole Taylor Bank	$500,350	9.01%	>$222,141	>4.00%	>$277,676	>5.00%
As of December 31, 2013
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$591,908	12.65%	>$374,262	>8.00%	>$467,828	>10.00%
Cole Taylor Bank	$554,242	11.90%	>$372,689	>8.00%	>$465,861	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$533,123	11.40%	>$187,131	>4.00%	>$280,697	>6.00%
Cole Taylor Bank	$495,699	10.64%	>$186,344	>4.00%	>$279,517	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	$533,123	9.18%	>$232,249	>4.00%	>$290,311	>5.00%
Cole Taylor Bank	$495,699	8.57%	>$231,366	>4.00%	>$289,208	>5.00%
All of our capital ratios increased from December 31, 2013 to March 31, 2014, primarily due to growth in capital which outpaced the growth in average assets. Our ability to continue to grow our MSR asset may be constrained as we consider the risks of further growth of this asset relative to the Bank's capital.
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

LIQUIDITY
During the three months ended March 31, 2014, total assets decreased $32.8 million, or 0.6%, primarily due to decreases in our investment securities, loans held for sale and investment in FHLB stock, partially offset by increases in cash and cash equivalents and MSRs. Cash inflows during the three months ended March 31, 2014 consisted primarily of proceeds of $1.09 billion from sales of loans originated for sale, $32.2 million of sales, principal payments and maturities of investment securities, and proceeds of $28.0 million from redemptions of FHLB and FRB stock. In addition, we increased deposits by $302.9 million.
Cash outflows during the three months ended March 31, 2014 included $1.06 billion for loans originated for sale, the paydown of $335.2 million in short-term borrowings, the purchase of $13.0 million of FHLB and FRB stock, the purchase of $10.3 million of MSRs, and the payment of $2.0 million in dividends on our Series A Preferred.
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
At the holding company level, cash and cash equivalents increased to $24.1 million at March 31, 2014 from $21.8 million at December 31, 2013. Cash inflows during the first three months of 2014 included the payment of $5.8 million of dividends from the Bank to the Company. Significant cash outflows during the first three months of 2014 included $1.4 million of interest paid on our junior subordinated debentures and $2.0 million for the payment of dividends on our Series A Preferred.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements include commitments to extend credit and financial guarantees, which are used to meet the financial needs of our customers.
At March 31, 2014, we had $980.2 million of undrawn commitments to extend credit and $70.4 million of financial and performance standby letters of credit. In comparison, at December 31, 2013, we had $1.01 billion of undrawn commitments to extend credit and $66.3 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn with no significant loss for these obligations to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At March 31, 2014, we maintained a liability of $1.4 million for unfunded loan commitments and commitments under standby letters of credit for which we believe funding and loss were probable. At December 31, 2013, we maintained this liability at $1.5 million.
Derivative Financial Instruments
At March 31, 2014, we had $96.9 million of notional amount interest rate swaps that were designated as fair value hedges against certain brokered CDs. The CD swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swaps is recorded in other derivative income on the Consolidated Statements of Income in noninterest income.
At March 31, 2014, we had $20.0 million of notional amount interest rate swaps that were designated as cash flow hedges against the variability in the interest paid on our junior subordinated debentures. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged cash flows is reported as an adjustment to OCI.
We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. As of March 31, 2014, $873.4 million of derivative instruments were interest rate swaps related to customer transactions, which were not designated as hedges. At March 31, 2014, we had notional amounts of $436.7 million of interest rate swaps with customers with whom we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of March 31, 2014, we had offsetting interest rate swaps with other counterparties with a notional amount of $436.7 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.
As a normal course of business, Cole Taylor Mortgage uses interest rate swaps, mortgage TBAs, interest rate lock commitments and forward loan sale commitments as derivative instruments to hedge the risk associated with interest rate volatility. The instruments qualify as non-hedging derivatives.
Interest rate swaps are used in order to lessen the price volatility of the MSR asset. At March 31, 2014, we had a notional amount of $485.0 million of interest rate swaps hedging MSRs. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income.
We enter into mortgage TBAs, which are forward commitments to buy to-be-announced securities for which we do not expect to take physical delivery, to lessen the price volatility of the MSR asset. At March 31, 2014, we had a notional amount of $120.0 million of mortgage TBAs. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded on the Consolidated Statement of Income in mortgage banking revenue in noninterest income.
We enter into interest rate lock commitments for originated residential mortgage loans. We then use forward loan sale commitments to sell originated residential mortgage loans to offset the interest rate risk of the rate lock commitments, as well as mortgage loans held for sale. At March 31, 2014, we had notional amounts of $567.8 million of interest rate lock commitments and $683.0 million of forward loan sale commitments. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets or other liabilities with changes in fair value recorded on the Consolidated Statements of Income in mortgage banking revenue on the Consolidated Statements of Income in noninterest income.
We enter into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. There were no covered call options that remained outstanding as of March 31, 2014.
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
Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to increase $3.5 million, or 2.1%, from the net interest income in the rates unchanged scenario at March 31, 2014. At December 31, 2013, the projected variance in the rising rate scenario was an increase of $31,000. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both March 31, 2014 and December 31, 2013.
The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	March 31, 2014		December 31, 2013
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$3,508	2.1%	$31	—%
-200 basis points over one year	N/A	N/A	N/A	N/A
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
In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU No. 2013-11 provides for consistent presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU will become effective for reporting periods beginning after December 15, 2013. This accounting standard was adopted by the Company as of the first quarter 2014 and the adoption did not have a material effect on our consolidated financial statements.

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

	2014 Quarter Ended	2013 Quarter Ended				2012 Quarter Ended
	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30
	(in thousands, except per share data)
Interest income	$48,842	$50,380	$51,661	$47,975	$47,674	$47,684	$46,192	$46,005
Interest expense	4,988	5,176	5,634	6,893	6,991	7,174	8,996	9,627
Net interest income	43,854	45,204	46,027	41,082	40,683	40,510	37,196	36,378
Provision for loan losses	2,600	1,100	300	700	300	1,200	900	100
Noninterest income	29,098	39,640	32,472	46,101	39,719	51,962	47,250	31,889
Noninterest expense	54,563	62,079	54,542	60,271	51,755	55,284	55,899	43,986
Income before income taxes	15,789	21,665	23,657	26,212	28,347	35,988	27,647	24,181
Income taxes	5,845	6,701	9,488	10,595	11,090	14,530	10,898	9,956
Net income	9,944	14,964	14,169	15,617	17,257	21,458	16,749	14,225
Preferred dividends and discounts	—	(4,876)	(3,583)	(3,780)	(3,661)	(1,765)	(1,757)	(1,748)
Net income available to common stockholders	$9,944	$10,088	$10,586	$11,837	$13,596	$19,693	$14,992	$12,477
Income per share:
Basic	$0.32	$0.33	$0.35	$0.39	$0.45	$0.66	$0.50	$0.42
Diluted	0.32	0.33	0.34	0.39	0.44	0.65	0.49	0.41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information for the three months ended March 31, 2014 related to our repurchases of our outstanding common shares:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	—	$—	—	$—
February 1, 2014 - February 28, 2014	21,157	22.88	—	—
March 1, 2014 - March 31, 2014	—	—	—	—
Total	21,157	$22.88	—	$—
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

3.3	Fourth Amended and Restated Bylaws of Taylor Capital Group, Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed June 4, 2013).

10.1	Form of Notice of Cash Performance Award Grant*

10.2	Fourth Amendment to Lease (Pointe O'Hare), dated as of January 31, 2014, by and between Long Ridge Office Portfolio, L.P. and Cole Taylor Bank*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Security Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and March 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; and (vi) Notes to Consolidated Financial Statements.

______________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: May 2, 2014
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)