Form 10-Q
period 2014-06-30
TAYLOR CAPITAL GROUP INC
filed 2014-07-30
CIK 1025536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date: At July 28, 2014 there were 29,365,677 shares of Common Stock, $0.01 par value, outstanding.

TAYLOR CAPITAL GROUP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$136,303	$90,743
Short-term investments	74	74
Total cash and cash equivalents	136,377	90,817
Investment securities:
Available for sale, at fair value	710,548	722,307
Held to maturity, at amortized cost (fair value of $375,308 at June 30, 2014 and $376,767 at December 31, 2013)	382,531	398,424
Loans held for sale	697,155	473,890
Loans, net of allowance for loan losses of $81,687 at June 30, 2014 and $81,864 at December 31, 2013	3,611,316	3,566,511
Premises, leasehold improvements and equipment, net	27,996	26,919
Investments in Federal Home Loan Bank and Federal Reserve Bank stock, at cost	61,617	64,612
Mortgage servicing rights, at fair value	227,730	216,111
Other real estate and repossessed assets, net	7,259	10,049
Other assets	100,526	116,178
Total assets	$5,963,055	$5,685,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,113,886	$1,048,946
Interest-bearing	2,885,654	2,602,037
Total deposits	3,999,540	3,650,983
Accrued interest, taxes and other liabilities	101,429	105,350
Short-term borrowings	1,276,184	1,378,327
Junior subordinated debentures	86,607	86,607
Total liabilities	5,463,760	5,221,267
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A, 8% perpetual non-cumulative; 4,000,000 shares authorized, 4,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, $25 liquidation value	100,000	100,000
Nonvoting convertible; 1,350,000 shares authorized, 1,282,674 shares issued and outstanding at June 30, 2014 and at December 31, 2013	13	13
Common stock, $0.01 par value; 45,000,000 shares authorized; 30,723,675 shares issued at June 30, 2014 and 30,687,528 shares issued at December 31, 2013; 29,365,677 shares outstanding at June 30, 2014 and 29,329,530 shares outstanding at December 31, 2013	307	307
Surplus	418,169	417,429
Accumulated deficit	(74)	(17,430)
Accumulated other comprehensive income (loss), net	10,465	(6,183)
Treasury stock, at cost, 1,357,998 shares at June 30, 2014 and December 31, 2013	(29,585)	(29,585)
Total stockholders’ equity	499,295	464,551
Total liabilities and stockholders’ equity	$5,963,055	$5,685,818

See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$40,356	$37,499	$80,167	$75,128
Interest and dividends on investment securities:
Taxable	6,259	8,398	12,745	17,015
Tax-exempt	2,497	2,077	5,042	3,504
Interest on cash equivalents	1	1	1	2
Total interest income	49,113	47,975	97,955	95,649
Interest expense:
Deposits	3,218	4,213	6,387	8,477
Short-term borrowings	382	473	764	893
Junior subordinated debentures	1,439	1,444	2,876	2,887
Subordinated notes	—	763	—	1,627
Total interest expense	5,039	6,893	10,027	13,884
Net interest income	44,074	41,082	87,928	81,765
Provision for loan losses	1,500	700	4,100	1,000
Net interest income after provision for loan losses	42,574	40,382	83,828	80,765
Noninterest income:
Service charges	3,588	3,505	7,208	6,996
Mortgage banking revenue	32,241	38,533	55,298	70,563
Gains on sales of investment securities, net	—	6	35	7
Other derivative income	840	1,704	809	3,264
Letter of credit and other loan fees	1,369	1,074	2,623	2,165
Other noninterest income	909	1,279	2,072	2,825
Total noninterest income	38,947	46,101	68,045	85,820
Noninterest expense:
Salaries and employee benefits	36,168	37,322	70,823	71,350
Occupancy of premises	3,044	2,625	6,033	5,193
Furniture and equipment	1,040	894	2,008	1,631
Nonperforming asset expense, net	(652)	(1,198)	(486)	(639)
Early extinguishment of debt	—	5,380	—	5,380
FDIC assessment	2,163	1,759	4,025	3,783
Legal fees, net	1,147	1,117	2,157	1,975
Loan expense, net	2,825	2,895	5,014	5,266
Outside services	1,227	2,818	4,786	5,314
Computer processing	1,929	1,047	3,697	2,013
Fines and penalties	4,110	—	4,110	—
Other noninterest expense	10,079	5,612	15,476	10,760
Total noninterest expense	63,080	60,271	117,643	112,026
Income before income taxes	18,441	26,212	34,230	54,559
Income tax expense	9,029	10,595	14,874	21,685
Net income	9,412	15,617	19,356	32,874
Preferred dividends and discounts	(2,000)	(3,780)	(2,000)	(7,441)
Net income applicable to common stockholders	$7,412	$11,837	$17,356	$25,433
Basic income per common share	$0.24	$0.39	$0.57	$0.84
Diluted income per common share	0.24	0.39	0.56	0.83
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(dollars in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net income	$9,412	$15,617	$19,356	$32,874
Other comprehensive income (loss), net of income tax:
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	9,682	(26,317)	17,741	(30,161)
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(155)	(235)	(264)	(547)
Change in unrealized loss from cash flow hedging instruments	(388)	741	(829)	982
Total other comprehensive income (loss), net of income tax	9,139	(25,811)	16,648	(29,726)
Total comprehensive income (loss), net of income tax	$18,551	$(10,194)	$36,004	$3,148
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited) (dollars in thousands)

	Preferred Stock, Series A	Preferred Stock, Series B	Nonvoting Convertible Preferred Stock	Common Stock	Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2013	$100,000	$—	$13	$307	$417,429	$(17,430)	$(6,183)	$(29,585)	$464,551
Issuance of restricted stock grants, net of forfeitures	—	—	—	(1)	—		—	—	(1)
Exercise of stock options	—	—	—	1	616	—	—	—	617
Amortization of stock-based compensation awards	—	—	—		267	—	—	—	267
Tax expense on options, dividends and vesting	—	—	—	—	(143)	—	—	—	(143)
Net income	—	—	—	—	—	19,356	—	—	19,356
Other comprehensive income	—	—	—	—	—	—	16,648	—	16,648
Preferred stock dividends, Series A	—	—	—	—	—	(2,000)	—	—	(2,000)
Balance at June 30, 2014	$100,000	$—	$13	$307	$418,169	$(74)	$10,465	$(29,585)	$499,295

Balance at December 31, 2012	$100,000	$103,813	$13	$302	$412,391	$(63,537)	$36,206	$(29,585)	$559,603
Issuance of restricted stock grants, net of forfeitures	—	—	—	2	—		—	—	2
Exercise of stock options	—	—	—	—	35	—	—	—	35
Amortization of stock-based compensation awards	—	—	—	—	3,915	—	—	—	3,915
Tax expense on options, dividends and vesting	—	—	—	—	(27)	—	—	—	(27)
Net income	—	—	—	—	—	32,874	—	—	32,874
Other comprehensive loss	—	—	—	—	—	—	(29,726)	—	(29,726)
Issuance of common stock for warrant exercise	—	—	—	1	153	—	—	—	154
Preferred issuance costs, Series A	—	—	—	—	(47)	—	—	—	(47)
Preferred stock dividends, Series A	—	—	—	—	—	(3,889)	—	—	(3,889)
Preferred stock dividends and discounts accumulated, Series B	—	932	—	—	—	(3,552)	—	—	(2,620)
Balance at June 30, 2013	$100,000	$104,745	$13	$305	$416,420	$(38,104)	$6,480	$(29,585)	$560,274
See accompanying notes to consolidated financial statements (unaudited).

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (dollars in thousands)

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$19,356	$32,874
Adjustments to reconcile net income to net cash provided by operating activities:
Other derivative income	(809)	(3,264)
Gains on sales of investment securities, net	(35)	(7)
Amortization of premiums and discounts, net	3,330	5,958
Deferred loan fee amortization	(1,077)	(1,824)
Provision for loan losses	4,100	1,000
Payments on loans held for sale	4,273	459
Loans originated for sale	(2,421,982)	(3,623,103)
Proceeds from loan sales	2,191,256	3,994,709
Gains from sales of originated mortgage loans	(25,255)	(44,133)
Depreciation and amortization	2,462	1,599
Deferred income tax expense	14,447	21,370
Gain on sales of other real estate	(1,084)	(1,792)
Excess tax shortfall on stock options exercised and stock awards	—	(16)
Change in fair value of mortgage derivative instruments	(4,848)	(15,224)
Change in fair value of mortgage servicing rights	21,627	(12,205)
Other, net	(193)	7,360
Changes in other assets and liabilities:
Accrued interest receivable	(125)	(996)
Other assets	(7,077)	1,043
Accrued interest payable, taxes and other liabilities	(696)	(17,035)
Net cash provided by (used in) operating activities	(202,330)	346,773
Cash flows from investing activities:
Purchases of available for sale securities	—	(278,980)
Purchases of held to maturity securities	—	(108,538)
Proceeds from principal payments and maturities of available for sale securities	37,103	83,005
Proceeds from principal payments and maturities of held to maturity securities	15,024	36,747
Proceeds from sales of available for sale securities	1,131	66,392
Settlement of prior year investment security purchases	—	(23,625)
Net increase in loans	(40,709)	(262,622)
Net additions to premises, leasehold improvements and equipment	(3,539)	(9,478)
Purchases of FHLB and FRB stock	(25,005)	(54,776)
Proceeds from redemptions of FHLB and FRB stock	28,000	50,000
Purchases of mortgage servicing rights	(12,641)	(12,551)
Net proceeds from sales of other real estate and repossessed assets	4,593	11,297
Net cash provided by (used in) investing activities	3,957	(503,129)

Consolidated Statements of Cash Flows continued on the next page.

TAYLOR CAPITAL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued) (dollars in thousands)

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from financing activities:
Net increase in deposits	349,460	165,816
Net decrease in short-term borrowings	(102,143)	(34,164)
Repayment of subordinated notes	—	(37,500)
Preferred stock dividends paid and discounts accumulated	(4,000)	(6,509)
Other financing activities	616	160
Net cash used in financing activities	243,933	87,803
Net increase (decrease) in cash and cash equivalents	45,560	(68,553)
Cash and cash equivalents, beginning of period	90,817	166,385
Cash and cash equivalents, end of period	$136,377	$97,832

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,874	$14,249
Income taxes	67	8,441
Supplemental disclosures of noncash investing and financing activities:
Available for sale investment securities acquired, not yet settled	—	1,510
Held to maturity investment securities acquired, not yet settled	—	20,000
Change in fair value of available for sale investment securities, net of tax	11,159	(30,161)
Transfer of portfolio loans to held for sale loans	7,838	125,546
Loans transferred to other real estate and repossessed assets	719	5,040
Additions to mortgage servicing rights resulting from originations	20,605	42,056
See accompanying notes to consolidated financial statements (unaudited)

TAYLOR CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation:
These consolidated financial statements contain unaudited information as of June 30, 2014 and for the three and six months ended June 30, 2014 and June 30, 2013. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with Taylor Capital Group, Inc.'s (the "Company") audited consolidated financial statements and the related notes. The Consolidated Statement of Income for the six months ended June 30, 2014 is not necessarily indicative of the results that the Company may achieve for the full year or any other period.
Amounts in the prior year's consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation.
2. Investment Securities:
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of investment securities at June 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available For Sale:
June 30, 2014:
U.S. government sponsored agency securities	$14,780	$475	$—	$15,255
Residential mortgage-backed securities	269,968	4,646	(6,414)	268,200
Commercial mortgage-backed securities	108,163	7,455	(183)	115,435
Collateralized mortgage obligations	12,099	234	(32)	12,301
State and municipal obligations	303,557	2,897	(7,097)	299,357
Total at June 30, 2014	$708,567	$15,707	$(13,726)	$710,548
December 31, 2013:
U.S. government sponsored agency securities	14,879	83	—	14,962
Residential mortgage-backed securities	286,116	2,092	(13,558)	274,650
Commercial mortgage-backed securities	121,006	6,953	—	127,959
Collateralized mortgage obligations	12,840	—	(142)	12,698
State and municipal obligations	314,386	725	(23,073)	292,038
Total at December 31, 2013	$749,227	$9,853	$(36,773)	$722,307

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Held To Maturity:
June 30, 2014:
U.S. government sponsored agency securities	$9,993	$—	$(411)	$9,582
Residential mortgage-backed securities	222,230	3,727	(4,434)	221,523
Collateralized mortgage obligations	66,853	—	(3,542)	63,311
State and municipal obligations	83,455	491	(3,054)	80,892
Total at June 30, 2014	$382,531	$4,218	$(11,441)	$375,308
December 31, 2013:
U.S. government sponsored agency securities	$9,993	$—	$(995)	$8,998
Residential mortgage-backed securities	235,300	2,281	(11,069)	226,512
Collateralized mortgage obligations	66,775	—	(5,315)	61,460
State and municipal obligations	86,356	—	(6,559)	79,797
Total at December 31, 2013	$398,424	$2,281	$(23,938)	$376,767
As of June 30, 2014, the Company held $680.8 million (estimated fair value) of mortgage related investment securities that consisted of residential and commercial mortgage-backed securities and collateralized mortgage obligations. Residential mortgage-backed securities and collateralized mortgage obligations include securities collateralized by 1-4 family residential mortgage loans, while commercial mortgage-backed securities include securities collateralized by mortgage loans on multifamily properties.
Of the total mortgage related investment securities, $676.9 million (estimated fair value), or 99.4%, were issued by government sponsored enterprises, such as Ginnie Mae, Fannie Mae and Freddie Mac, and the remaining $3.9 million were private-label residential mortgage related securities.
Investment securities with an approximate book value of $1.0 billion at June 30, 2014 and $1.0 billion at December 31, 2013, were pledged to collateralize certain deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances and for other purposes as required or permitted by law.
The following table summarizes the Company’s gross realized gains and losses for the three- and six-month periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Gross realized gains	$—	$6	$35	$7
Gross realized losses	—	—	—	—
Net realized gains	$—	$6	$35	$7

The following table summarizes, for investment securities with unrealized losses as of June 30, 2014 and December 31, 2013, the amount of the unrealized loss and the related fair value. The securities have been further segregated by those that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve or more months.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Available For Sale:
June 30, 2014:
Residential mortgage-backed securities	$16,259	$(11)	$134,899	$(6,403)	$151,158	$(6,414)
Commercial mortgage-backed securities	9,611	(183)	—	—	9,611	(183)
Collateralized mortgage obligations	1,264	(32)	—	—	1,264	(32)
State and municipal obligations	599	(2)	217,203	(7,095)	217,802	(7,097)
Total	$27,733	$(228)	$352,102	$(13,498)	$379,835	$(13,726)
December 31, 2013:
Residential mortgage-backed securities	162,431	(11,665)	20,512	(1,893)	182,943	(13,558)
Collateralized mortgage obligations	12,698	(142)	—	—	12,698	(142)
State and municipal obligations	194,923	(17,368)	54,976	(5,705)	249,899	(23,073)
Total	$370,052	$(29,175)	$75,488	$(7,598)	$445,540	$(36,773)

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Held To Maturity:
June 30, 2014:
U.S. government agency securities	$—	$—	$9,582	$(411)	$9,582	$(411)
Residential mortgage-backed securities	3,136	(5)	145,892	(4,429)	149,028	(4,434)
Collateralized mortgage obligations	4,356	(181)	58,955	(3,361)	63,311	(3,542)
State and municipal obligations	25,426	(1,863)	21,715	(1,191)	47,141	(3,054)
Total	$32,918	$(2,049)	$236,144	$(9,392)	$269,062	$(11,441)
December 31, 2013:
U.S. government agency securities	$8,998	$(995)	$—	$—	$8,998	$(995)
Residential mortgage-backed securities	113,051	(5,747)	55,483	(5,322)	168,534	(11,069)
Collateralized mortgage obligations	61,460	(5,315)	—	—	61,460	(5,315)
State and municipal obligations	79,797	(6,559)	—	—	79,797	(6,559)
Total	$263,306	$(18,616)	$55,483	$(5,322)	$318,789	$(23,938)
At June 30, 2014, the Company had 163 investment securities in an unrealized loss position for 12 or more months with a total unrealized loss of $22.9 million. The number of securities in an unrealized loss position for 12 months or longer has grown since December 31, 2013, when there were 41 investment securities in an unrealized loss position for 12 or more months, due to an increase in market interest rates. The 163 securities in an unrealized loss position for more than 12 months consisted of a U.S. government agency security, state and municipal obligations, residential mortgage-backed securities, collateralized mortgage obligation securities and private-label securities.

At June 30, 2014, the Company had one U.S. government agency security that was in an unrealized loss position for 12 months or longer. Since the severity and duration of the losses on this security were under the Company's threshold for performing a more detailed analysis, no further review of this security was done. In addition, since this security is a government agency security, no credit loss is expected.
At June 30, 2014, the Company had 120 state and municipal obligation securities that were in an unrealized loss position for 12 months or longer. However, none of these securities had a net unrealized loss in excess of 10% of carrying value. As part of its normal process, the Company reviewed these securities and concluded that the decline in fair value was not credit related but related to market changes and upward movements of interest rates.
At June 30, 2014, the Company had 35 residential mortgage-backed securities, excluding private-label mortgage-backed securities, that were in an unrealized loss position for 12 months or longer. Of these 35 securities, none had a net unrealized loss in excess of 10% of carrying value. As part of its normal process, the Company reviewed the residential mortgage-backed securities in an unrealized loss position and concluded that the decline in fair value was not credit related but related to changes in interest rates.
At June 30, 2014, the Company had seven collateralized mortgage obligation securities that were in an unrealized loss position for 12 months or longer. Of these securities, two had an unrealized loss of greater than 10% of carrying value. Both of these securities are classified as held to maturity. As part of its normal process, the Company reviewed these securities and concluded that the price decrease is market driven and not a credit issue. No credit loss is currently apparent and the Company does not believe that other-than-temporary impairment exists on either of these securities.
At June 30, 2014, the Company had three private-label mortgage-backed securities that previously had been subject to detailed testing for other-than-temporary impairment. Of these securities, two had an unrealized loss of less than 10% of carrying value and one was in an unrealized gain position. Although these unrealized losses are below the internal threshold for additional impairment testing, the Company further analyzed two of these securities because of the unusually long length of the unrealized loss and because other-than-temporary impairment had previously been recorded on one of these securities. As part of this analysis, the Company obtained fair value estimates from an independent source and performed a cash flow analysis considering default rates, loss severities based upon the location of the collateral and estimated prepayments. The results of this analysis showed that no additional other-than-temporary impairment was considered to have occurred. The Bank did not have the intent to sell these securities as of June 30, 2014, it expected to recover the amortized cost of these securities, except for any credit loss already taken, and it was more likely than not that the Bank would not be required to sell the securities prior to the recovery of fair value.
One additional investment security in the Company’s state and municipal obligation portfolio was evaluated for other-than-temporary impairment at June 30, 2014. This security was acquired in 2008 in a loan work out arrangement. Scheduled payments were received as agreed until November 2010. Since that time, two principal and interest payments have been received. The Company had recognized other-than-temporary impairment loss on this security of $381,000 in 2011. The expected future annual cash flows were analyzed as of June 30, 2014 and no additional other-than-temporary impairment was recorded in the second quarter of 2014. The cost and fair value of this investment security was $507,000 at June 30, 2014.
The following table shows the contractual maturities of debt securities, categorized by amortized cost and estimated fair value, at June 30, 2014:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Available For Sale:
Due in one year or less	$—	$—
Due after one year through five years	2,621	2,732
Due after five years through ten years	30,744	31,281
Due after ten years	284,972	280,599
Residential mortgage-backed securities	269,968	268,200
Commercial mortgage-backed securities	108,163	115,435
Collateralized mortgage obligations	12,099	12,301
Total available for sale	$708,567	$710,548

	Amortized Cost	Estimated Fair Value
	(in thousands)
Held To Maturity:
Due after five years through ten years	$9,993	$9,582
Due after ten years	83,455	80,892
Residential mortgage-backed securities	222,230	221,523
Collateralized mortgage obligations	66,853	63,311
Total held to maturity	$382,531	$375,308
Investment securities do not include Cole Taylor Bank's (the "Bank") aggregate investment in Federal Home Loan Bank of Chicago (“FHLBC”) and Federal Reserve Bank (“FRB”) stock of $61.6 million at June 30, 2014 and $64.6 million at December 31, 2013. These investments are required for membership and are carried at cost.
The Bank must maintain a specified level of investment in FHLBC stock based on the amount of its outstanding FHLB borrowings. At June 30, 2014, the Company had a $49.8 million investment in FHLBC stock, compared to $52.8 million at December 31, 2013. As of June 30, 2014, the Company believed that it would ultimately recover the par value of the FHLBC stock.
3. Loans and Loans Held for Sale:
Loans by type at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Loans:
Commercial and industrial	$1,997,356	$1,935,377
Commercial real estate secured	1,084,034	1,124,227
Residential construction and land	46,565	46,079
Commercial construction and land	134,521	121,682
Lease receivables	156,968	132,013
Consumer	288,256	301,377
Gross loans	3,707,700	3,660,755
Less: Unearned discount	(14,697)	(12,380)
Loans	3,693,003	3,648,375
Less: Allowance for loan losses	(81,687)	(81,864)
Loans, net	$3,611,316	$3,566,511
Loans Held for Sale:
Total Loans Held for Sale	$697,155	$473,890
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

The following table presents the aging of loans by class at June 30, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(in thousands)
June 30, 2014
Commercial and industrial	$3,150	$—	$18,008	$21,158	$1,976,198	$1,997,356
Commercial real estate secured	51	1,757	24,937	26,745	1,057,289	1,084,034
Residential construction and land	—	—	—	—	46,565	46,565
Commercial construction and land	—	—	22,550	22,550	111,971	134,521
Lease receivables, net	—	—	—	—	142,271	142,271
Consumer	2,213	1,099	7,221	10,533	277,723	288,256
Loans	$5,414	$2,856	$72,716	$80,986	$3,612,017	$3,693,003
December 31, 2013
Commercial and industrial	$—	$—	$15,879	$15,879	$1,919,498	$1,935,377
Commercial real estate secured	443	301	37,474	38,218	1,086,009	1,124,227
Residential construction and land	—	—	—	—	46,079	46,079
Commercial construction and land	—	—	22,550	22,550	99,132	121,682
Lease receivables, net	—	—	—	—	119,633	119,633
Consumer	3,617	828	5,922	10,367	291,010	301,377
Loans	$4,060	$1,129	$81,825	$87,014	$3,561,361	$3,648,375
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

The following table presents the risk categories of loans by class at June 30, 2014 and December 31, 2013:

	Pass	Special Mention	Substandard	Nonaccrual	Total Loans
	(in thousands)
June 30, 2014
Commercial and industrial	$1,886,454	$76,198	$16,696	$18,008	$1,997,356
Commercial real estate secured	1,013,784	21,321	23,992	24,937	1,084,034
Residential construction and land	44,505	—	2,060	—	46,565
Commercial construction and land	106,871	5,100	—	22,550	134,521
Lease receivables, net	142,271	—	—	—	142,271
Consumer	281,035	—	—	7,221	288,256
Loans	$3,474,920	$102,619	$42,748	$72,716	$3,693,003
December 31, 2013
Commercial and industrial	$1,862,405	$48,403	$8,690	$15,879	$1,935,377
Commercial real estate secured	1,040,468	19,523	26,762	37,474	1,124,227
Residential construction and land	42,519	—	3,560	—	46,079
Commercial construction and land	93,965	5,167	—	22,550	121,682
Lease receivables, net	119,633	—	—	—	119,633
Consumer	295,455	—	—	5,922	301,377
Loans	$3,454,445	$73,093	$39,012	$81,825	$3,648,375
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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Balance	Allowance for Loan Losses Allocated
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$550	$509	$—	$3,546	$2,135	$—
Commercial real estate secured	40,161	31,914	—	54,453	41,965	—
Consumer	8,094	7,550	—	6,400	5,951	—
Subtotal	48,805	39,973	—	64,399	50,051	—
With an allowance recorded:
Commercial and industrial	26,249	19,635	13,588	33,453	15,200	8,555
Commercial real estate secured	13,263	11,635	3,160	8,790	8,650	3,265
Commercial construction and land	25,430	22,550	1,823	25,430	22,550	1,867
Subtotal	64,942	53,820	18,571	67,673	46,400	13,687
Total impaired loans	$113,747	$93,793	$18,571	$132,072	$96,451	$13,687
The following table presents average balances of loans individually evaluated for impairment and associated interest income recognized by class of loans for the three and six months ended June 30, 2014 and June 30, 2013:

	June 30, 2014				June 30, 2013
	QTD Average Recorded Balance	YTD Average Recorded Balance	QTD Interest Income Recognized	YTD Interest Income Recognized	QTD Average Recorded Balance	YTD Average Recorded Balance	QTD Interest Income Recognized	YTD Interest Income Recognized
	(in thousands)
With no related allowance recorded:
Commercial and industrial	$514	$1,054	$—	$3	$2,456	$2,640	$—	$—
Commercial real estate secured	34,763	37,163	—	167	24,323	23,363	164	321
Residential construction and land	—	—	—	—	371	1,746	—	—
Commercial construction and land	—	—	—	—	1,008	2,070	—	—
Consumer	7,230	6,804	48	96	6,220	6,301	37	69
Subtotal	42,507	45,021	48	266	34,378	36,120	201	390
With an allowance recorded:
Commercial and industrial	24,178	21,186	25	104	16,668	16,190	48	84
Commercial real estate secured	10,694	10,013	286	366	11,906	9,431	43	80
Commercial construction and land	22,550	22,550	—	—	25,315	20,552	—	—
Subtotal	57,422	53,749	311	470	53,889	46,173	91	164
Total impaired loans	$99,929	$98,770	$359	$736	$88,267	$82,293	$292	$554

The majority of the Company's commercial credit customers, as measured by outstanding balances, are located within the Chicago area, although they may do business outside of that area. As of June 30, 2014, approximately 27% of the Company’s loans were to some degree secured by real estate properties located primarily within the Chicago area, compared to 30% as of December 31, 2013.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by class and based on impairment method as of June 30, 2014 and June 30, 2013:

	Commercial & Industrial	Commercial Real Estate Secured	Residential Construction & Land	Commercial Construction & Land	Lease Receivables	Consumer	Total
	(in thousands)
ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2013	$37,733	$22,384	$5,654	$7,562	$718	$7,813	$81,864
Provision	6,620	(542)	(2,656)	747	136	(205)	4,100
Charge-offs	(2,667)	(2,962)	—	—	—	(739)	(6,368)
Recoveries	962	452	446	—	—	231	2,091
Ending balance as of June 30, 2014	$42,648	$19,332	$3,444	$8,309	$854	$7,100	$81,687
Ending balance individually evaluated for impairment	$13,588	$3,160	$—	$1,823	$—	$—	$18,571
Ending balance collectively evaluated for impairment	29,060	16,172	3,444	6,486	854	7,100	63,116

LOANS:
Ending balance individually evaluated for impairment	$20,144	$43,549	$—	$22,550	$—	$7,550	$93,793
Ending balance collectively evaluated for impairment	1,977,212	1,040,485	46,565	111,971	142,271	280,706	3,599,210
Ending balance	$1,997,356	$1,084,034	$46,565	$134,521	$142,271	$288,256	$3,693,003

ALLOWANCE FOR LOAN LOSSES:
Beginning balance as of December 31, 2012	$35,946	$20,542	$6,642	$8,928	$273	$9,860	$82,191
Provision	(687)	163	(992)	3,830	238	(1,552)	1,000
Charge-offs	(10)	(29)	—	—	—	(1,194)	(1,233)
Recoveries	754	270	221	1	—	372	1,618
Ending balance as of June 30, 2013	$36,003	$20,946	$5,871	$12,759	$511	$7,486	$83,576
Ending balance individually evaluated for impairment	$8,486	$1,820	$—	$6,024	$—	$—	$16,330
Ending balance collectively evaluated for impairment	27,517	19,126	5,871	6,735	511	7,486	67,246

LOANS:
Ending balance individually evaluated for impairment	$18,048	$36,152	$—	$26,272	$—	$5,946	$86,418
Ending balance collectively evaluated for impairment	1,689,454	1,000,151	42,606	93,567	85,183	305,169	3,216,130
Ending balance	$1,707,502	$1,036,303	$42,606	$119,839	$85,183	$311,115	$3,302,548

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
Commercial and consumer loans modified in a TDR are classified as impaired loans for a minimum of one year. After one year, a loan is no longer included in the balance of impaired loans if the loan was modified to yield a market rate for loans of similar credit risk at the time of restructuring and the loan is performing based on the terms of the restructuring agreement. Nonperforming restructured loans totaled $12.7 million at June 30, 2014 and $8.8 million at December 31, 2013. Performing restructured loans totaled $28.2 million at June 30, 2014 and $20.7 million at December 31, 2013.
The following tables provide information on loans modified in a TDR during the quarters ended June 30, 2014 and June 30, 2013. The pre-modification outstanding recorded balance is equal to the outstanding balance immediately prior to modification. The post-modification outstanding balance is equal to the outstanding balance immediately after modification.

	For the three months ended			For the three months ended
	June 30, 2014			June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	2	$795	$795	—	$—	$—
Commercial real estate secured	2	3,788	3,788	1	842	842
Consumer	14	1,129	1,129	6	578	578
Total	18	$5,712	$5,712	7	$1,420	$1,420

	For the six months ended			For the six months ended
	June 30, 2014			June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
	(dollars in thousands)
Commercial and industrial	4	$10,747	$10,747	1	$2,659	$2,659
Commercial real estate secured	4	7,662	7,662	3	2,147	2,147
Consumer	23	2,372	2,372	17	1,271	1,271
Total	31	$20,781	$20,781	21	$6,077	$6,077

The following tables provide information on TDRs that defaulted for the first time during the period indicated and had been modified within the last twelve months:

	For the three months ended		For the three months ended
	June 30, 2014		June 30, 2013
	Number of Loans	Recorded Investment at Period End	Number of Loans	Recorded Investment at Period End
	(dollars in thousands)
Commercial and industrial	1	$4,388	—	$—
Consumer	—	—	1	86
Total	1	$4,388	1	$86

	For the six months ended		For the six months ended
	June 30, 2014		June 30, 2013
	Number of Loans	Recorded Investment at Period End	Number of Loans	Recorded Investment at Period End
	(dollars in thousands)
Commercial and industrial	1	$4,388	—	$—
Consumer	1	44	1	86
Total	2	$4,432	1	$86
Loans Held for Sale
Loans held for sale of $697.2 million at June 30, 2014 and $693.9 million at June 30, 2013 consisted predominately of residential mortgage loans originated by Cole Taylor Mortgage. The unpaid principal balance associated with all loans held for sale was $669.7 million at June 30, 2014 and $700.5 million at June 30, 2013. An unrealized gain on these loans of $27.5 million for the six months ended June 30, 2014 and an unrealized loss of $6.5 million for the six months ended June 30, 2013 were included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income. None of these loans at June 30, 2014 or June 30, 2013 were 90 days or more past due or on nonaccrual status. Interest income on these loans is included in net interest income and is not considered part of the change in fair value.
Loan Participations
The total amount of loans transferred to third parties as loan participations at June 30, 2014 was $194.4 million, all of which has been recognized as a sale under the applicable accounting guidance in effect at the time of the transfer. The Company continues to have involvement with these loans through relationship management and its servicing responsibilities.

4. Interest-Bearing Deposits:
Interest-bearing deposits at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Commercial interest checking	$373,533	$377,631
NOW accounts	545,817	566,269
Savings accounts	40,485	40,357
Money market deposits	603,134	698,302
Brokered money market deposits	13,743	51,124
Time deposits:
Certificates of deposit	517,645	472,222
Brokered certificates of deposit	415,272	203,715
CDARS time deposits	298,837	142,835
Public time deposits	77,188	49,582
Total time deposits	1,308,942	868,354
Total	$2,885,654	$2,602,037
At June 30, 2014, time deposits in the amount of $100,000 or more totaled $682.0 million compared to $439.9 million at December 31, 2013 with the increase due to an increase in CDARS time deposits and brokered certificates of deposit ("CDs").
Brokered CDs are carried net of mark-to-market adjustments when they are the hedged item in a fair value hedging relationship and net of the related broker placement fees. Brokered CD placement fees of $406,000 at June 30, 2014 and $366,000 at December 31, 2013 are amortized to the maturity date of the related brokered CDs and are included in deposit interest expense. As of June 30, 2014, the Company had no brokered CDs that could be called after a lock-out period but before their stated maturity.  As of June 30, 2013, the Company had one brokered CD with an aggregate balance of $15.0 million that could be called after a lock-out period but before its stated maturity. During the six months ended June 30, 2014, the Company incurred no expense associated with brokered CDs that were called before their stated maturity.  The Company incurred $184,000 in expense associated with a brokered CD that was called before its stated maturity during the six months ended June 30, 2013.
5. Borrowings:
Short-term:
Short-term borrowings at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014		December 31, 2013
	Amount Borrowed	Weighted- Average Rate	Amount Borrowed	Weighted- Average Rate
	(dollars in thousands)
Customer repurchase agreements	$6,638	0.04%	$7,238	0.05%
Federal funds purchased	64,546	0.46	106,089	0.42
FHLB advances	1,205,000	0.12	1,265,000	0.11
Total	$1,276,184	0.14%	$1,378,327	0.14%
Customer repurchase agreements are collateralized financing transactions primarily executed with local Bank clients and with overnight maturities.

FHLB short-term advances at June 30, 2014 and December 31, 2013, consisted of the following:

	Interest Rate	Due Date	Earliest Call Date (if applicable)	June 30, 2014	December 31, 2013
	(dollars in thousands)
FHLB overnight advance	0.130%	January 2, 2014	n/a	$—	$365,000
FHLB advance	0.120	January 2, 2014	n/a	—	150,000
FHLB advance	0.120	January 2, 2014	n/a	—	400,000
FHLB advance	0.110	December 12, 2014	n/a	350,000	350,000
FHLB overnight advance	0.130	July 1, 2014	n/a	555,000	—
FHLB advance	0.105	July 9, 2014	n/a	50,000	—
FHLB advance	0.105	August 1, 2014	n/a	250,000	—
Total short-term FHLB advances				$1,205,000	$1,265,000

Collateral:
At June 30, 2014, the FHLB advances were collateralized by $891.9 million of investment securities and blanket liens on $791.4 million of qualified first-mortgage residential loans, multi-family loans, home equity loans and commercial real estate loans. Based on the value of collateral pledged at June 30, 2014, the Bank had additional borrowing capacity at the FHLB of $165.7 million. In comparison, at December 31, 2013, the FHLB advances were collateralized by $887.1 million of investment securities and a blanket lien on $702.0 million of qualified first-mortgage residential, home equity and commercial real estate loans with additional borrowing capacity of $34.1 million.
The Bank participates in the FRB’s Borrower In Custody (“BIC”) program. At June 30, 2014, the Bank had pledged $471.8 million of commercial loans as collateral for an available $375.2 million borrowing capacity at the FRB. At June 30, 2014, the Bank had no advances from the FRB. At December 31, 2013, the Bank had pledged $520.4 million of commercial loans as collateral for available borrowing capacity of $440.9 million under the BIC program, with no advances outstanding at December 31, 2013.

6. Other Comprehensive Income (“OCI”):
The following table presents OCI for the periods indicated:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2014			June 30, 2013
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains (losses) from securities:
Change in unrealized gains and losses on available for sale securities	$15,772	$(6,090)	$9,682	$(43,308)	$16,994	$(26,314)
Less: reclassification adjustment for gains included in net income	—	—	—	(6)	3	(3)
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	15,772	(6,090)	9,682	(43,314)	16,997	(26,317)
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(260)	105	(155)	(490)	255	(235)
Cash flow hedging:
Change in net unrealized loss from cash flow hedging instruments	(632)	244	(388)	1,240	(499)	741
Other comprehensive income (loss)	$14,880	$(5,741)	$9,139	$(42,564)	$16,753	$(25,811)

	For the Six Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2013
	Before Tax Amount	Tax Effect	Net of Tax	Before Tax Amount	Tax Effect	Net of Tax
	(in thousands)
Unrealized gains (losses) from securities:
Change in unrealized gains and losses on available for sale securities	$28,936	$(11,174)	$17,762	$(50,357)	$20,200	$(30,157)
Less: reclassification adjustment for gains included in net income	(35)	14	(21)	(7)	3	(4)
Change in unrealized gains and losses on available for sale securities, net of reclassification adjustment	28,901	(11,160)	17,741	(50,364)	20,203	(30,161)
Change in deferred gains and losses on investments transferred to held to maturity from available for sale	(443)	179	(264)	(1,012)	465	(547)
Cash flow hedging:
Change in net unrealized loss from cash flow hedging	(1,349)	520	(829)	1,644	(662)	982
Other comprehensive income (loss)	$27,109	$(10,461)	$16,648	$(49,732)	$20,006	$(29,726)

The following table presents the changes in each component of OCI, net of tax, for the three months ended June 30, 2014:

	Net unrealized gains and losses on available for sale securities	Net deferred gains and losses on investment transfer to held to maturity from available for sale	Net unrealized loss from cash flow hedging instruments	Total
	(in thousands)
Balance at March 31, 2014	$(2,529)	$3,015	$840	$1,326
OCI before reclassification	9,682	—	(388)	9,294
Amounts reclassified from OCI	—	(155)	—	(155)
Net other comprehensive income (loss)	9,682	(155)	(388)	9,139
Balance at June 30, 2014	$7,153	$2,860	$452	$10,465

The following table presents the changes in each component of OCI, net of tax, for the six months ended June 30, 2014:

	Net unrealized gains and losses on available for sale securities	Net deferred gains and losses on investment transfer to held to maturity from available for sale	Net unrealized loss from cash flow hedging instruments	Total
	(in thousands)
Balance at December 31, 2013	$(10,588)	$3,124	$1,281	$(6,183)
OCI before reclassification	17,762	—	(829)	16,933
Amounts reclassified from OCI	(21)	(264)	—	(285)
Net other comprehensive income (loss)	17,741	(264)	(829)	16,648
Balance at June 30, 2014	$7,153	$2,860	$452	$10,465

The following table presents the amount reclassified out of each component of OCI for the periods indicated:

		Amount reclassified from OCI
Detail of OCI components	Affected line item in the Consolidated Statements of Income	Three months ended June 30, 2014	Six months ended June 30, 2014
		(in thousands)
Net unrealized gains and losses on available for sale securities:
	Gains on sales of investment securities	$—	$35
	Income tax expense	—	(14)
	Net of tax	—	21

Amortization of deferred gains and losses on investment transfer to held to maturity from available for sale:
	Interest Income	260	443
	Income tax expense	(105)	(179)
	Net of tax	155	264

Total reclassifications for the period	Net of tax	$155	$285

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

The following table sets forth the computation of basic and diluted income per common share for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)
Net income	$9,412	$15,617	$19,356	$32,874
Preferred dividends and discounts	(2,000)	(3,780)	(2,000)	(7,441)
Net income available to common stockholders	$7,412	$11,837	$17,356	$25,433
Undistributed earnings allocated to common shares	$7,057	$11,183	$16,505	$24,042
Undistributed earnings allocated to unvested restricted participating shares	45	154	124	314
Undistributed earnings allocated to preferred participating shares	310	500	727	1,077
Total undistributed earnings	$7,412	$11,837	$17,356	$25,433
Basic weighted-average common shares outstanding	29,178,214	28,687,406	29,126,928	28,641,738
Dilutive effect of stock options	134,865	120,840	150,808	122,561
Dilutive effect of warrants	51,488	187,507	67,426	212,943
Diluted weighted-average common shares outstanding	29,364,567	28,995,753	29,345,162	28,977,242
Basic income per common share	$0.24	$0.39	$0.57	$0.84
Diluted income per common share	0.24	0.39	0.56	0.83

Antidilutive shares not included in diluted earnings per common share calculation:
Stock options	59,425	312,327	59,425	312,327
Warrants	—	505,479	—	505,479
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
The following is a summary of stock option activity for the six months ended June 30, 2014:

	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2014	665,165	$16.15
Granted	—	—
Exercised	(74,411)	8.29
Forfeited	—	—
Expired	(93,167)	28.44
Outstanding at June 30, 2014	497,587	15.02
Exercisable at June 30, 2014	488,962	15.17

As of June 30, 2014, the total compensation cost related to nonvested stock options that has not yet been recognized totaled $17,000 and the weighted-average period over which these costs are expected to be recognized is approximately 1.2 years.

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
The following table provides information regarding nonvested restricted stock activity for the six months ended June 30, 2014:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	309,229	$16.13
Granted	—	—
Vested	(119,848)	15.87
Forfeited or canceled	(15,149)	15.71
Nonvested at June 30, 2014	174,232	16.34
As of June 30, 2014, the total compensation cost related to nonvested restricted stock that has not yet been recognized totaled $1.2 million and the weighted-average period over which these costs are expected to be recognized is approximately one year.
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

The following tables describe the derivative instruments outstanding at the dates indicated:

	June 30, 2014
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps - pay variable/receive fixed	$89,420	Receive 2.38% Pay 0.21%	1.1 yrs	$1,964
Total fair value hedging derivative instruments	89,420
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	11.0 yrs	734
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	109,420
Non-hedging derivative instruments:
Customer interest rate swap - pay fixed/receive variable	426,240	Pay 2.22% Receive 0.15%	3.7 yrs	(13,925)
Customer interest rate swap - receive fixed/pay variable	426,240	Receive 2.22% Pay 0.15%	3.7 yrs	13,748
Interest rate swaps - mortgage servicing rights	515,000	Receive 2.00% Pay 0.22%	6.4 yrs	1,315
Mortgage TBAs	130,000	n/a	0.1 yrs	1,434
Interest rate lock commitments	711,348	n/a	0.1 yrs	6,520
Forward loan sale commitments	964,000	n/a	0.1 yrs	(9,284)
Total non-hedging derivative instruments	3,172,828
Total derivative instruments	$3,282,248

	December 31, 2013
Product	Notional Amount	Average Strike Rates	Average Maturity	Fair Value
	(dollars in thousands)
Fair value hedging derivative instruments:
Brokered CD interest rate swaps - pay variable/receive fixed	$106,920	Receive 2.27% Pay 0.21%	1.4 yrs	$2,815
Total fair value hedging derivative instruments	106,920
Cash flow hedging derivative instruments:
Interest rate swap - receive fixed/pay variable	20,000	Receive 2.56% Pay 0.31%	11.5 yrs	2,084
Total cash flow hedging derivative instruments	20,000
Total hedging derivative instruments	126,920
Non-hedging derivative instruments:
Customer interest rate swap - pay fixed/receive variable	459,878	Pay 2.27% Receive 0.17%	3.8 yrs	(13,051)
Customer interest rate swap - receive fixed/pay variable	459,878	Receive 2.27% Pay 0.17%	3.8 yrs	12,969
Interest rate swaps - mortgage servicing rights	470,000	Receive 1.55% Pay 0.23%	6.4 yrs	(11,703)
Mortgage TBAs	85,000	n/a	0.1 yrs	(1,419)
Interest rate lock commitments	449,333	n/a	0.1 yrs	498
Forward loan sale commitments	680,000	n/a	0.1 yrs	7,760
Total non-hedging derivative instruments	2,604,089
Total derivative instruments	$2,731,009
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

The following table shows the net gains (losses) recognized in the Consolidated Statements of Income related to fair value hedging derivatives:

	Consolidated Statement of Income Location	For the Three Months Ended		For the Six Months Ended
		June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
		(in thousands)
Change in fair value of brokered CD interest rate swaps	Other derivative income	$(405)	$(797)	$(851)	$(1,301)
Change in fair value of hedged brokered CDs	Other derivative income	412	803	864	1,335
Ineffectiveness		$7	$6	13	$34

Change in fair value of callable brokered CD interest rate swaps	Other derivative income	$—	$(147)	—	$(313)
Change in fair value of hedged callable brokered CDs	Other derivative income	—	199	—	584
Ineffectiveness		$—	$52	$—	$271
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
The Company enters into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. Any premiums related to covered call options are recognized on the Consolidated Statements of Income in noninterest income. There were no covered call options outstanding as of June 30, 2014.

Amounts included in the Consolidated Statements of Income related to non-hedging derivative instruments were as follows:

		For the Three Months Ended		For the Six Months Ended
	Consolidated Statements of Income Location	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
		(in thousands)
Customer interest rate swaps - pay fixed/receive variable	Other derivative income	$(1,137)	$5,225	$(874)	$6,323
Customer interest rate swaps - pay variable/receive fixed	Other derivative income	1,152	(4,908)	779	(5,949)
Interest rate swaps - MSRs	Mortgage banking revenue	7,086	(9,385)	12,529	(11,212)
Interest rate swaptions - MSRs	Mortgage banking revenue	—	2,605	—	2,605
Mortgage TBA	Mortgage banking revenue	1,757	(1,913)	2,852	(1,913)
Interest rate lock commitments	Mortgage banking revenue	4,076	(16,497)	6,022	(22,215)
Forward loan sale commitments	Mortgage banking revenue	(9,557)	54,978	(17,044)	52,882

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
Information about financial instruments that are eligible for offset in the Consolidated Balance Sheets as of the dates included is presented in the following table:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral	Net Amount
	(in thousands)
As of June 30, 2014
Derivative assets	$8,105	$(14)	$8,091	$(6,815)	$—	$1,276
Derivative liabilities	27,301	(14)	27,287	(6,815)	(19,103)	1,369

As of December 31, 2013
Derivative assets	13,762	(41)	13,721	(5,707)	—	8,014
Derivative liabilities	25,773	(41)	25,732	(5,707)	(19,934)	91
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
Standby commitment:
The Company has recognized a standby commitment related to a recently disclosed regulatory matter. The Company determines the fair value of the standby commitment using management judgment and publicly available information about the counterparty applied to an expected probability approach. Because the fair value is based on managements' judgment, the Company classifies the standby commitment in Level 3 of the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below. There were no transfers of assets or liabilities measured at fair value on a recurring basis between Level 1 and Level 2 during the six months ended June 30, 2014.

	As of June 30, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale investment securities
U.S. government sponsored agency securities	$15,255	$—	$15,255	$—
Residential mortgage-backed securities	268,200	—	268,200	—
Commercial mortgage-backed securities	115,435	—	115,435	—
Collateralized mortgage obligations	12,301	—	12,301	—
State and municipal obligations	299,357	—	298,850	507
Total available for sale investment securities	710,548	—	710,041	507
Loans	11,018	—	11,018	—
Loans held for sale	694,917	—	694,917	—
Assets held in employee deferred compensation plans	4,532	4,532	—	—
Derivative instruments	16,446	—	16,446	—
MSRs	227,730	—	—	227,730
Mortgage derivative instruments	13,348	—	6,828	6,520
Liabilities:
Standby commitment	1,500	—	—	1,500
Derivative instruments	13,925	—	13,925	—
Mortgage derivative instruments	13,363	—	13,363	—

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

The table below includes a rollforward of the amounts reported on the Consolidated Balance Sheets for the periods indicated (including the effect of the measurement of fair value on earnings or OCI) for assets measured at fair value on a recurring basis and classified by the Company within Level 3 of the valuation hierarchy:

	For the Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	Investment Securities		Mortgage Servicing Rights		Mortgage Derivatives		Standby Commitment
	(in thousands)
Beginning balance	$507	$551	$227,695	$106,576	$2,444	$9,600	$—	$—
Total net gains (losses) recorded in:
Net income	—	—	(12,542)	10,842	4,076	(16,497)	(1,500)	—
Purchases	—	—	2,317	8,318	—	—	—	—
Originations	—	—	10,260	19,993	—	—	—	—
Maturities	—	—	—	—	—	—	—	—
Transfers	—	—	—	—	—	—	—	—
Fair value at period end	$507	$551	$227,730	$145,729	$6,520	$(6,897)	$(1,500)	$—

	For the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	Investment Securities		Mortgage Servicing Rights		Mortgage Derivatives		Standby Commitment
	(in thousands)
Beginning balance	$507	$551	$216,111	$78,917	$498	$15,318	$—	$—
Total net gains (losses) recorded in:
Net income	—	—	(21,627)	12,205	6,022	(22,215)	(1,500)	—
Purchases	—	—	12,641	12,551	—	—	—	—
Originations	—	—	20,605	42,056	—	—	—	—
Maturities	—	—	—	—	—	—	—	—
Transfers	—	—	—	—	—	—	—	—
Fair value at period end	$507	$551	$227,730	$145,729	$6,520	$(6,897)	$(1,500)	$—
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

	As of June 30, 2014
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$31,610	$—	$4,459	$27,151
OREO and repossessed assets	5,081	—	—	5,081

	As of December 31, 2013
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Loans	$29,930	$—	$1,145	$28,785
OREO and repossessed assets	5,373	—	—	5,373
At June 30, 2014, the Company had $27.2 million of impaired loans and $5.1 million of OREO and repossessed assets measured at fair value on a nonrecurring basis and classified in Level 3 of the fair value hierarchy. The change in Level 3 value of impaired loans during the six months ended June 30, 2014, represents sales, payments or net charge-offs of $10.9 million and four additional impaired loans with fair value of $9.3 million which reflects the charge to earnings of $4.6 million to reduce these loans to fair value. The change in Level 3 OREO and repossessed assets for the six months ended June 30, 2014, included no additions and $292,000 of sales/settlements and write-downs which reduced OREO assets classified as Level 3.

The following table presents quantitative information about Level 3 fair value measurements as of June 30, 2014:

	Fair Value (in thousands)	Valuation Techniques	Unobservable Inputs	Range of Qualitative Information (Weighted Average)
MEASURED ON A RECURRING BASIS:
Available for sale securities	$507	See (1) below	See (1) below	See (1) below
Mortgage interest rate lock commitments (Mortgage derivative instruments)	6,520	Sales cash flow	Expected closing ratio	16.90% - 94.00% (74.36%)
			Expected delivery price	98.64 bps – 109.90 bps (103.56 bps)
Mortgage servicing rights	227,730	Discounted cash flow	Weighted average prepayment speed (CPR) (2)	4.3% – 26.5% (9.5%)
			Weighted average discount rate	10.00% - 16.25% (10.10%)
			Weighted average maturity, in months	42 – 456 (309)
			Delinquencies	0% - 25.0% (1.41%)
			Costs to service	$60 - $420 ($71)
Standby commitment	1,500	Management's assessment of expected outcomes	Probability of expected outcomes	0% - 100%
MEASURED ON A NON-RECURRING BASIS:
Loans	27,151	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (3) below	0% - 100%
OREO and repossessed assets	5,081	Management’s assessment of liquidation value of collateral	Discount to reflect realizable value See (4) below	5% - 20%

(1)	Fair value can be based on discounted cash flow, offer prices or par. Each available for sale security is evaluated on an individual basis.

(2)	CPR or conditional prepayment rate is the proportion of the principal of a pool of loans that is assumed to be paid off prematurely each period.

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

The significant unobservable input used in the fair value measurement of the Company's standby commitment is the probability of various outcomes. Significant increases in the probability would result in a higher fair value measurement and significant decreases would result in a lower fair value measurement.
Key economic assumptions used in the measuring of the fair value of the MSRs and the sensitivity of the fair value to immediate adverse changes in those assumptions at June 30, 2014 are presented in the following table. This table does not take into account the derivatives used to economically hedge the MSRs.

June 30, 2014
(dollars in thousands except weighted average costs to service)

Weighted average prepayment speed (CPR)	9.50%
Impact on fair value of 10% adverse change	$(8,199)
Impact on fair value of 20% adverse change	(15,867)

Weighted average discount rate	10.10%
Impact on fair value of 10% adverse change	$(9,282)
Impact on fair value of 20% adverse change	(17,860)

Weighted average delinquency rate	1.41%
Impact on fair value of 10% adverse change	$(1,349)
Impact on fair value of 20% adverse change	(2,054)

Weighted average costs to service	$71
Impact on fair value of 10% adverse change	$(3,275)
Impact on fair value of 20% adverse change	(6,549)
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

The estimated fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$136,377	$136,377	$136,377	$—	$—
Available for sale investments	710,548	710,548	—	710,041	507
Held to maturity investments	382,531	375,308	—	375,308	—
Loans held for sale	697,155	697,328	—	697,328	—
Loans, net of allowance	3,611,316	3,666,287	—	15,477	3,650,810
Investment in FHLB and FRB stock	61,617	61,617	—	61,617	—
Accrued interest receivable	16,590	16,590	16,590	—	—
Derivative financial instruments	29,794	29,794	—	23,274	6,520
Other assets	4,532	4,532	4,532	—	—
Total financial assets	$5,650,460	$5,698,381	$157,499	$1,883,045	$3,657,837
Financial Liabilities:
Deposits without stated maturities	$2,690,598	$2,690,598	$—	$2,690,598	$—
Deposits with stated maturities	1,308,942	1,308,942	—	1,308,942	—
Short-term borrowings	1,276,184	1,276,323	—	1,276,323	—
Accrued interest payable	1,569	1,569	1,569	—	—
Standby commitment	1,500	1,500	—	—	1,500
Derivative financial instruments	27,288	27,288	—	27,288	—
Junior subordinated debentures	86,607	77,707	47,692	30,015	—
Total financial liabilities	$5,392,688	$5,383,927	$49,261	$5,333,166	$1,500
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$1,371	$1,371	$—	$1,371	$—
Standby letters of credit	221	221	—	221	—
Total off-balance-sheet financial instruments	$1,592	$1,592	$—	$1,592	$—

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Cash and cash equivalents	$90,817	$90,817	$90,817	$—	$—
Available for sale investments	722,307	722,307	—	721,800	507
Held to maturity investments	398,424	376,767	—	376,767	—
Loans held for sale	473,890	474,767	—	474,767	—
Loans, net of allowance	3,566,511	3,686,970	—	8,592	3,678,378
Investment in FHLB and FRB stock	64,612	64,612	—	64,612	—
Accrued interest receivable	16,465	16,465	16,465	—	—
Derivative financial instruments	27,591	27,591	—	26,638	953
Other assets	4,267	4,267	4,267	—	—
Total financial assets	$5,364,884	$5,464,563	$111,549	$1,673,176	$3,679,838
Financial Liabilities:
Deposits without stated maturities	$2,782,629	$2,782,629	$2,782,629	$—	$—
Deposits with stated maturities	868,354	868,354	—	868,354	—
Short-term borrowings	1,378,327	1,378,656	—	1,378,656	—
Accrued interest payable	1,476	1,476	1,476	—	—
Derivative financial instruments	27,638	27,638	—	27,183	455
Junior subordinated debentures	86,607	83,127	47,547	35,580	—
Total financial liabilities	$5,145,031	$5,141,880	$2,831,652	$2,309,773	$455
Off-Balance-Sheet Financial Instruments:
Unfunded commitments to extend credit	$1,474	$1,474	$—	$1,474	$—
Standby letters of credit	308	308	—	308	—
Total off-balance-sheet financial instruments	$1,782	$1,782	$—	$1,782	$—
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
On July 10, 2014, the Defendants entered into a definitive stipulation of settlement ("the Settlement Agreement") with the Plaintiffs as contemplated by the MOU, which was in turn filed with the Court on July 11, 2014, with a motion by the Plaintiffs for preliminary approval of the Settlement Agreement by the Court. The Settlement Agreement provides that, solely for purposes of settlement, the Court will certify a class consisting of all persons who were record or beneficial stockholders of the Company when the proposed merger was approved by the Company’s board of directors or any time thereafter (the “Class”). In addition, the Settlement Agreement provides that, subject to approval by the Court after notice to the members of the Class (the “Class Members”), the Action will be dismissed with prejudice and all claims that the Class Members may possess with regard to the proposed merger, with the exception of claims for statutory appraisal and the claims of any Class Members who have timely requested exclusion from the Class, will be released. In connection with the Settlement Agreement, the Plaintiffs’ counsel requested an award by the Court of attorneys’ fees and expenses. The amount of the award to the Plaintiffs’ counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid by MB Financial or that any stockholder of the Company will receive in the proposed merger. On July 30, 2014, the Court entered an order preliminarily approving the proposed settlement and scheduling a hearing for November 12, 2014, at which it will make a final determination of whether to approve the settlement. There can be no assurance that it will do so. In the absence of obtaining the Court's approval, the proposed settlement as contemplated by the Settlement Agreement may be terminated.
The Defendants continue to believe that the Action is without merit, have vigorously denied, and continue to vigorously deny, all of the allegations of wrongful or actionable conduct asserted in the Action, and the Company’s board of directors vigorously maintains that it diligently and scrupulously complied with its fiduciary duties, that the joint proxy statement/prospectus, dated January 14, 2014, mailed to the stockholders of the Company and MB Financial is complete and accurate in all material respects and that no further disclosure was required under applicable law.
Based on information currently available, consultations with counsel and established reserves, we believe that the eventual outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

On June 30, 2014, the Company and MB Financial entered into an amendment to the Merger Agreement (the "Amendment") which extends the date after which the Company or MB Financial would be able to terminate the Merger Agreement if the merger has not yet occurred from June 30, 2014 to September 30, 2014.
Further, effective as of June 26, 2014, the Bank entered into an Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act and the Illinois Banking Act, as amended (the “Order”) with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Illinois Department of Financial and Professional Regulation, Division of Banking (the "IDFPR"). As previously disclosed, on May 8, 2014, the FRB had formally notified the Bank that the FRB had concluded that the Bank engaged in a deceptive practice constituting a violation of Section 5 of the Federal Trade Commission Act in conjunction with the checking account opening process associated with the Bank’s former deposit program relationship with an organization that provides electronic financial disbursements and payment services to the higher education industry (the “Former Counterparty”). The Federal Reserve Board also informed the Bank at that time that the FRB's staff would recommend that the Federal Reserve Board initiate an enforcement action against the Bank relating to these matters. Subsequently, the IDFPR notified the Bank that the IDFPR had also determined that these same practices constitute a violation of the Illinois Banking Act. The Order was entered into to resolve these matters as between the Bank, on the one hand, and the Federal Reserve Board and the IDFPR, on the other.
Among other things, the Order assessed civil money penalties of $3,510,000 and $600,000 to be paid by the Bank to the Federal Reserve Board and the IDFPR, respectively, which the Bank promptly paid. In addition, the Order imposes a secondary obligation on the Bank to make restitution to account holders affected by the violation to the extent any such restitution that the Former Counterparty is ordered by the Federal Reserve Board to pay is not satisfied by the Former Counterparty, subject to a maximum of the lesser of: (i) $30,000,000; or (ii) the total amount of such restitution that relates to fees collected by the Former Counterparty from affected account holders between May 4, 2012 and June 30, 2014.
While the Bank was solely responsible for the payment of the civil money penalties imposed upon it by the Order, to the extent the Bank is ultimately required to make payment of the financial restitution described in the Order, the Former Counterparty would be obligated to reimburse the Bank for such restitution pursuant to a contractual indemnification agreement. However, as previously disclosed by the Company, the Former Counterparty has publicly disclosed that it is currently in discussions with the Federal Reserve Board regarding an administrative order relating to this issue which would likely impose upon the Former Counterparty its own civil money penalties in addition to the primary restitution obligation, among other things. The Former Counterparty also reported that although the ultimate amount of any restitution or civil money penalties to be imposed against the Former Counterparty will be subject to many uncertainties and therefore impossible to predict, such restitution and civil money penalties, when finalized, could reach levels that would cause an event of default under its credit facility and could have a material adverse effect on its business, financial condition and results of operations.
In light of the Order, concurrent with entering into the Amendment, the Company and MB Financial entered into a letter agreement (the “MAE Letter Agreement”) under which each company agreed that none of the approval, execution or official issuance or entry of the Order will constitute a “Material Adverse Effect” pursuant to the Merger Agreement. The companies further agreed that solely for purposes of determining any Material Adverse Effect, the liability or obligation, damage, cost or expense of the Bank imposed by, or otherwise relating to, the Order will be limited to the sum of $4,710,000 and 40% of any depositor restitution contemplated under the Order which is ordered or requested by the Federal Reserve Board to be paid, or is actually paid, by the Bank prior to the closing of the Merger.
Also concurrent with entering into the Amendment, MB Financial entered into a letter agreement (the “Escrow Letter Agreement”) with certain principal stockholders of the Company (the “Principal Stockholders”) collectively owning approximately 50% of the outstanding shares of the Company’s common stock and the Company’s nonvoting convertible preferred stock, pursuant to which the Principal Stockholders have agreed to be responsible for repayment of a portion of the restitution payments made by the Bank or MB Financial Bank, N.A., as successor to the Bank, under the Order for a specified period of time calculated on an after-tax basis if MB Financial realizes a tax benefit therefrom. Aside from the Principal Stockholders, none of the Company’s stockholders are subject to the provisions of the Escrow Letter Agreement, and the form, timing and amount of merger consideration to be paid to the Company’s stockholders, aside from the Principal Stockholders, in conjunction with the Merger will not be not affected by the Escrow Letter Agreement.

13. Segment Reporting:
The Company had identified two operating segments for purposes of financial reporting: Banking and Mortgage Banking. These segments were determined based on the products and services provided or the type of customers served and are consistent with the information that is used by the Company’s key decision makers to make operating decisions and to assess the Company’s performance. In addition, the Company utilizes an Other category.
The Banking operating segment includes commercial banking, asset-based lending, equipment finance, retail banking and all other functions that support those units. The Mortgage Banking operating segment originates mortgage loans for sale to investors and for the Company's portfolio through its retail and broker channels. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The Other segment includes subordinated debt expense, certain parent company activities, fines and penalties, expenses related to the pending merger with MB Financial and residual income tax expense or benefit, representing the difference between the actual amount incurred and the amount allocated to operating segments.
The accounting policies of the individual operating segments are generally the same as those of the Company. Segment results are presented based on the Company's management accounting practices. The information presented in the Company's segment reporting is based on internal allocations, which involve management judgment. The application and development of management reporting methodologies is a dynamic process and is subject to periodic adjustments and enhancements.
The following table presents financial information from the Company’s operating segments and the Other category as of the dates indicated:

	Banking		Mortgage Banking		Other*		Consolidated Total
	For the Three Months Ended		For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Net interest income (loss)	$40,041	$37,175	$5,443	$5,742	$(1,410)	$(1,835)	$44,074	$41,082
Provision for loan losses	1,505	946	(5)	(246)	—	—	1,500	700
Total noninterest income	6,664	7,528	32,241	38,530	42	43	38,947	46,101
Total noninterest expense	26,317	25,805	32,459	29,086	4,304	5,380	63,080	60,271
Income (loss) before income taxes	18,883	17,952	5,230	15,432	(5,672)	(7,172)	18,441	26,212
Income tax expense (benefit)	7,458	7,091	1,918	4,928	(347)	(1,424)	9,029	10,595
Net income (loss)	$11,425	$10,861	$3,312	$10,504	$(5,325)	$(5,748)	$9,412	$15,617
Total average assets	$4,724,766	$4,652,059	$980,853	$1,090,917	$3,888	$4,243	$5,709,507	$5,747,219
Average loans	3,479,202	2,983,777	184,515	271,141	—	—	3,663,717	3,254,918
Average loans held for sale	—	—	511,568	634,327	—	—	511,568	634,327

*
The Other category includes subordinated note expense, fines and penalties, certain parent company activities, expenses related to the pending merger with MB Financial and residual income tax expense (benefit).

	Banking		Mortgage Banking		Other*		Consolidated Total
	For the Six Months Ended		For the Six Months Ended		For the Six Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Net interest income (loss)	$80,569	$73,356	$10,178	$12,156	$(2,819)	$(3,747)	$87,928	$81,765
Provision for loan losses	4,108	1,238	(8)	(238)	—	—	4,100	1,000
Total noninterest income	12,665	15,175	55,296	70,560	84	85	68,045	85,820
Total noninterest expense	52,264	51,273	60,402	55,373	4,977	5,380	117,643	112,026
Income (loss) before income taxes	36,862	36,020	5,080	27,581	(7,712)	(9,042)	34,230	54,559
Income tax expense (benefit)	14,560	14,228	1,640	8,303	(1,326)	(846)	14,874	21,685
Net income (loss)	$22,302	$21,792	$3,440	$19,278	$(6,386)	$(8,196)	$19,356	$32,874
Total average assets	$4,719,579	$4,570,122	$931,222	$1,120,735	$3,826	$4,138	$5,654,627	$5,694,995
Average loans	3,458,013	2,935,140	186,066	281,340	—	—	3,644,079	3,216,480
Average loans held for sale	—	—	466,442	662,573	—	—	466,442	662,573

*
The Other category includes subordinated note expense, fines and penalties, certain parent company activities, expenses related to the pending merger with MB Financial and residual income tax expense (benefit).

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
On June 30, 2014, the Federal Reserve Board approved the merger. Also on June 30, 2014, the Company and MB Financial entered into an amendment to the merger agreement which extends the date after which the Company or MB Financial would be able to terminate the merger agreement if the merger has not yet occurred from June 30, 2014 to September 30, 2014.
As described in Note 15 - "Subsequent Events," on July 24, 2014, the Office of the Comptroller of the Currency ("OCC") subsequently approved the merger of Cole Taylor Bank, the bank subsidiary of Taylor Capital Group, Inc., with MB Financial’s bank subsidiary, MB Financial Bank, N.A. The transaction, which remains subject to the satisfaction of other customary conditions to closing, is expected to be completed on or about August 18, 2014.

15. Subsequent Events:
On July 24, 2014, the Office of the Comptroller of the Currency ("OCC") approved the merger of Cole Taylor Bank, the bank subsidiary of Taylor Capital Group, Inc., with MB Financial’s bank subsidiary, MB Financial Bank, N.A. As previously disclosed, on June 30, 2014, the Board of Governors of the Federal Reserve System approved the merger of the Company with MB Financial. The transaction, which remains subject to the satisfaction of other customary conditions to closing, is expected to be completed on or about August 18, 2014.

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

•
We and MB Financial have entered into a stipulation of settlement with the plaintiffs to settle two stockholder actions previously filed against us, our board of directors and MB Financial challenging the Merger and the plaintiffs have moved for preliminary court approval of the settlement.  It is possible that additional suits may be filed in the future.  If the settlement of these existing suits is not approved by the court or is otherwise voided, an adverse ruling in these or any similar future lawsuits may prevent the Merger from being completed or from being completed within the expected timeframe.

•
The Merger Agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $20 million under limited circumstances relating to alternative acquisition proposals.

•
The Bank is subject to an agreement with its regulators pursuant to which it has a secondary obligation to make certain restitution payments to the extent such payments are not made by a third party with whom the Bank had a deposit program relationship.

•	We may be materially and adversely affected by the highly regulated environment in which we operate.

•
Dependence on our mortgage business may increase volatility in our consolidated revenues and earnings and our residential mortgage lending profitability could be significantly reduced if we are not able to originate and sell mortgage loans at profitable margins.

•	Changes in interest rates may change the value of our mortgage servicing rights ("MSR") portfolio which may increase the volatility of our earnings.

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

•
Regulatory requirements adopted by the U.S. federal bank regulatory agencies to implement Basel III, growth plans or operating results may require us to raise additional capital, which may not be available on favorable terms or at all.

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
Introduction
Taylor Capital Group, Inc. is the holding company of Cole Taylor Bank (the “Bank”), a commercial bank headquartered in Chicago. For more than 80 years, the Bank has been successfully meeting the banking needs of closely held companies and the people who own and manage them by focusing on a relationship-based approach to business. Through its national businesses, the Bank provides a full range of financial services, including asset-based lending, commercial equipment finance and residential mortgage lending. At June 30, 2014, we had consolidated assets of $5.96 billion, deposits of $4.00 billion and stockholders' equity of $499.3 million.
On July 15, 2013, we announced that we had entered into a Merger Agreement with MB Financial, Inc. ("MB Financial"). The agreement provides that, subject to the conditions set forth in the Merger Agreement, we will merge with and into MB Financial, with MB Financial as the surviving corporation. Immediately following the merger, our wholly owned subsidiary bank will merge with MB Financial's wholly owned subsidiary bank, MB Financial Bank, N.A. On June 30, 2014, the Board of Governors of the Federal Reserve System ("Federal Reserve Board") approved the merger. On July 24, 2014, the Office of the Comptroller of the Currency approved the merger of the Bank with MB Financial’s bank subsidiary, MB Financial Bank, N.A. The transaction, which remains subject to the satisfaction of other customary conditions to closing, is expected to be completed on or about August 18, 2014.

The following discussion and analysis focuses on the significant factors affecting our financial condition and results of operations and should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in our December 31, 2013 Annual Report on Form 10-K filed with the SEC on March 7, 2014. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014, or any other future period. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and forward-looking statements as a result of certain factors, including those discussed above under the caption “Cautionary Note Regarding Forward-Looking Statements.”
Current Developments
On June 30, 2014, the Company and MB Financial entered into an amendment to the Merger Agreement (the "Amendment") which extends the date after which the Company or MB Financial would be able to terminate the Merger Agreement if the merger has not yet occurred from June 30, 2014 to September 30, 2014.
Further, effective as of June 26, 2014, the Bank entered into an Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act and the Illinois Banking Act, as amended (the “Order”) with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Illinois Department of Financial and Professional Regulation, Division of Banking (the "IDFPR"). As previously disclosed, on May 8, 2014, the FRB had formally notified the Bank that the FRB had concluded that the Bank engaged in a deceptive practice constituting a violation of Section 5 of the Federal Trade Commission Act in conjunction with the checking account opening process associated with the Bank’s former deposit program relationship with an organization that provides electronic financial disbursements and payment services to the higher education industry (the “Former Counterparty”). The Federal Reserve Board also informed the Bank at that time that the FRB's staff would recommend that the Federal Reserve Board initiate an enforcement action against the Bank relating to these matters. Subsequently, the IDFPR notified the Bank that the IDFPR had also determined that these same practices constitute a violation of the Illinois Banking Act. The Order was entered into to resolve these matters as between the Bank, on the one hand, and the Federal Reserve Board and the IDFPR, on the other.
Among other things, the Order assessed civil money penalties of $3,510,000 and $600,000 to be paid by the Bank to the Federal Reserve Board and the IDFPR, respectively, which the Bank promptly paid. In addition, the Order imposes a secondary obligation on the Bank to make restitution to account holders affected by the violation to the extent any such restitution that the Former Counterparty is ordered by the Federal Reserve Board to pay is not satisfied by the Former Counterparty, subject to a maximum of the lesser of: (i) $30,000,000; or (ii) the total amount of such restitution that relates to fees collected by the Former Counterparty from affected account holders between May 4, 2012 and June 30, 2014.
While the Bank was solely responsible for the payment of the civil money penalties imposed upon it by the Order, to the extent the Bank is ultimately required to make payment of the financial restitution described in the Order, the Former Counterparty would be obligated to reimburse the Bank for such restitution pursuant to a contractual indemnification agreement. However, as previously disclosed by the Company, the Former Counterparty has publicly disclosed that it is currently in discussions with the Federal Reserve Board regarding an administrative order relating to this issue which would likely impose upon the Former Counterparty its own civil money penalties in addition to the primary restitution obligation, among other things. The Former Counterparty also reported that although the ultimate amount of any restitution or civil money penalties to be imposed against the Former Counterparty will be subject to many uncertainties and therefore impossible to predict, such restitution and civil money penalties, when finalized, could reach levels that would cause an event of default under its credit facility and could have a material adverse effect on its business, financial condition and results of operations.
In light of the Order, concurrent with entering into the Amendment, the Company and MB Financial entered into a letter agreement (the “MAE Letter Agreement”) under which each company agreed that none of the approval, execution or official issuance or entry of the Order will constitute a “Material Adverse Effect” pursuant to the Merger Agreement. The companies further agreed that solely for purposes of determining any Material Adverse Effect, the liability or obligation, damage, cost or expense of the Bank imposed by, or otherwise relating to, the Order will be limited to the sum of $4,710,000 and 40% of any depositor restitution contemplated under the Order which is ordered or requested by the Federal Reserve Board to be paid, or is actually paid, by the Bank prior to the closing of the Merger.
Also concurrent with entering into the Amendment, MB Financial entered into a letter agreement (the “Escrow Letter Agreement”) with certain principal stockholders of the Company (the “Principal Stockholders”) collectively owning approximately 50% of the outstanding shares of the Company’s common stock and the Company’s nonvoting convertible preferred stock, pursuant to which the Principal Stockholders have agreed to be responsible for repayment of a portion of the restitution payments made by the Bank or MB Financial Bank, N.A., as successor to the Bank, under the Order for a specified period of time calculated on an after-tax basis if MB Financial realizes a tax benefit therefrom. Aside from the Principal

Stockholders, none of the Company’s stockholders are subject to the provisions of the Escrow Letter Agreement, and the form, timing and amount of merger consideration to be paid to the Company’s stockholders, aside from the Principal Stockholders, in conjunction with the Merger will not be not affected by the Escrow Letter Agreement.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available to us as of the date of the consolidated financial statements and, accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. The estimates, assumptions and judgments made by us are based on historical experience, current information and other factors that we believe to be reasonable under the circumstances. Certain accounting policies inherently have greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than actual outcomes. We consider our policies for the allowance for loan losses, income taxes, the valuation of derivative financial instruments, the valuation of investment securities and the valuation of MSRs to be critical accounting policies.
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

RESULTS OF OPERATIONS
Overview
Net income applicable to common stockholders was $7.4 million, or $0.24 per diluted common share, for the three months ended June 30, 2014, compared to net income applicable to common stockholders of $11.8 million, or $0.39 per diluted common share, for the three months ended June 30, 2013. For the six months ended June 30, 2014, net income applicable to common stockholders was $17.4 million, or $0.56 per diluted common share, compared to net income applicable to common stockholders of $25.4 million, or $0.83 per diluted common share, for the six months ended June 30, 2013. The decrease in net income applicable to common stockholders for the three months ended June 30, 2014 was primarily the result of a decline in mortgage banking revenue and an increase in noninterest expenses, including fines and penalties and the fair value of a standby commitment related to a recently disclosed regulatory matter.
Highlights

•
Net interest income was $44.1 million for the second quarter of 2014, an increase of $3.0 million, or 7.3%, from the second quarter of 2013. During the six months ended June 30, 2014, net interest income increased by 7.5% to $87.9 million from $81.8 million for the six months ended June 30, 2013.

•
Net interest margin on a tax equivalent basis increased by 25 basis points to 3.41% for the second quarter of 2014 from 3.16% for the second quarter of 2013. Net interest margin on a tax equivalent basis was 3.45% for the first six months of 2014 compared to 3.18% for the first six months of 2013.

•
Mortgage banking revenue was $32.2 million for the second quarter of 2014, a decrease of $6.3 million, or 16.4%, from the second quarter of 2013. Mortgage banking revenue for the first six months of 2014 was $55.3 million compared to $70.6 million for the first six months of 2013, a decrease of $15.3 million, or 21.7%.

Our accounting and reporting policies conform to U.S. GAAP and general practice within the banking industry. Management also uses certain non-GAAP financial measures to evaluate the Company’s financial performance such as the non-GAAP measures of pre-tax, pre-provision operating earnings, revenue and normalized net income. Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance from operations period to period.
Pre-tax, pre-provision operating earnings is a non-GAAP financial measure in which provision for loan losses, nonperforming asset expense and certain non-recurring items, such as gains and losses on investment securities are excluded from income before taxes. Revenue is a non-GAAP financial measure calculated as net interest income plus noninterest income less gains and losses on investment securities. Normalized net income is a non-GAAP measure equal to net income adjusted for gains and losses on investment securities, fines and penalties, fair value of standby commitment, merger and other strategic initiative expense and early extinguishment of debt.
The following table reconciles the income before income taxes to pre-tax, pre-provision operating earnings for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Income before income taxes	$18,441	$26,212	$34,230	$54,559
Add back (subtract):
Credit costs:
Provision for loan losses	1,500	700	4,100	1,000
Nonperforming asset expense, net	(652)	(1,198)	(486)	(639)
Credit costs subtotal	848	(498)	3,614	361
Other:
Gains on sales of investment securities, net	—	(6)	(35)	(7)
Early extinguishment of debt	—	5,380	—	5,380
Other subtotal	—	5,374	(35)	5,373
Pre-tax, pre-provision operating earnings	$19,289	$31,088	$37,809	$60,293

The following table details the components of revenue for the periods indicated:
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Net interest income	$44,074	$41,082	$87,928	$81,765
Noninterest income	38,947	46,101	68,045	85,820
Add back (subtract):
Gains on sales of investment securities, net	—	(6)	(35)	(7)
Revenue	$83,021	$87,177	$155,938	$167,578

The following table details the components of normalized net income for the periods indicated:
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Net income	$9,412	$15,617	$19,356	$32,874
Normalizing items (after-tax):
Gain on sales of investment securities	—	(4)	(22)	(4)
Fines and penalties	4,110	—	4,110	—
Fair value of standby commitment	1,158	—	1,158	—
Merger and other strategic initiatives expense	1,980	22	2,398	22
Early extinguishment of debt	—	3,336	—	3,336
Normalized net income	$16,660	$18,971	$27,000	$36,228

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
Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013
Net interest income was $44.1 million for the second quarter of 2014, an increase of $3.0 million, or 7.3%, from $41.1 million for the second quarter of 2013.
Our net interest margin on a tax-equivalent basis was 3.41% for the second quarter of 2014, an increase of 25 basis points from 3.16% for the second quarter of 2013 due to lower rates paid on deposit balances, the prepayment of our 8% subordinated notes in June 2013 and growth in the commercial loan portfolio. Net interest margin is calculated by dividing taxable equivalent net interest income by average interest-earning assets.
The yield on average earning assets increased from 3.67% in the second quarter of 2013 to 3.79% in the second quarter of 2014 due to increased yields on investment securities and loans held for sale. The yield on the investment securities portfolio increased to 3.49% in the second quarter of 2014 from 3.15% in the second quarter of 2013 due to an increase in higher yielding municipal securities. The yield on loans held for sale increased from 3.37% in second quarter of 2013 to 4.14% in second quarter of 2014 due to an increase in mortgage rates. The yield earned on loans declined to 3.84% in the second quarter of 2014 from 3.96% in the second quarter of 2013. Competitive pricing pressure on new loans resulted in a decline in commercial loan yields.
The rate paid on total interest-bearing liabilities declined from 0.71% in the second quarter of 2013 to 0.50% in the second quarter of 2014. Significant anticipated deposit repricing, largely in customer certificates of deposit ("CDs") and brokered CDs, contributed to this reduction. In addition, in the second quarter of 2013 we prepaid the entire $37.5 million principal amount of the Company's 8% subordinated notes in a continuation of our efforts to lower overall funding costs.
Average interest-earning assets during the second quarter of 2014 were $5.33 billion, which was $26.8 million, or 0.5%, less than the second quarter of 2013. Average loan balances increased $408.8 million, or 12.6%, due to growth across our commercial lending, asset based lending and equipment finance groups. Average loans held for sale were $511.6 million for the second quarter of 2014 and $634.3 million for the second quarter of 2013, a decrease of $122.7 million, or 19.3%. This decrease was related to the decrease in mortgage loan origination volume. Average investment balances decreased $313.0 million, or 21.3%, from the second quarter of 2013 to the second quarter of 2014 due to the sale of investment securities in the fourth quarter of 2013 as part of a planned reduction of the investment portfolio.
Total average interest-bearing deposits balances increased to $2.87 billion for the second quarter of 2014, compared to $2.49 billion for the second quarter of 2013, an increase of $375.6 million, due to an increase in time deposits, including CDARS and brokered deposits, for liquidity management purposes. Commercial interest checking accounts also increased. However, noninterest-bearing deposits decreased $120.1 million in the second quarter of 2014 as compared to the second quarter of 2013. Noninterest-bearing deposits decreased primarily due to the end of our relationship with an organization that provides electronic financial aid disbursements and payment services to the higher education industry. This decrease was partially offset by an increase in deposits in the mortgage line of business, primarily for real estate taxes and insurance escrows on loans being serviced, and an increase in commercial checking account balances.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Net interest income was $87.9 million for the six months ended June 30, 2014, compared to $81.8 million for the six months ended June 30, 2013, an increase of $6.1 million, or 7.5%.

Our net interest margin on a tax equivalent basis was 3.45% during the six months ended June 30, 2014 as compared to 3.18% during the six months ended June 30, 2013. Net interest margin increased due to a reduction in funding costs and an increase in yields in investment securities and loans held for sale.

The yield on interest-earning assets was 3.83% for the first six months of 2014 compared to 3.70% for the first six months of 2013. The increase was due to increased yields on investment securities and loans held for sale. The yield on investment securities increased from 3.16% for the six months ended June 30, 2013 to 3.50% for the six months ended June 30, 2014 due to an increase in higher yielding municipal securities. The yield on loans held for sale was 4.11% for the six months ended June 30, 2014 as compared to 3.36% for the six months ended June 30, 2013. This increase was due to an increase in mortgage rates. The loan yield decreased from 4.01% for the six months ended June 30, 2013 to 3.90% for the six months ended June 30, 2014 due to competitive pricing pressures.

The rate paid on total interest-bearing liabilities declined from 0.74% for the six months ended June 30, 2013 to 0.50% for the six months ended June 30, 2014. This decrease was a result of funding-related transactions including anticipated significant deposit repricing, primarily in customer CDs and brokered CDs. In addition, in the second quarter of 2013 we prepaid the entire $37.5 million principal amount of the Company's 8% subordinated notes in a continuation of our efforts to lower overall funding costs.

Average interest-earning assets during the first six months of 2014 were $5.28 billion as compared to $5.30 billion during the first six months of 2013, a decrease of $11.9 million, or 0.2%. Average investment balances decreased $243.2 million, or 17.2%, with most of the decline in mortgage-backed securities. Average held for sale loan balances for the first half of 2014 decreased $196.1 million, or 29.6%, as compared to the first half of 2013 related to a decrease in mortgage loan originations, and average loan balances increased $427.6 million, or 13.3%, due to growth across all lending groups.

Average interest-bearing deposits balances increased to $2.85 billion for the six months ended June 30, 2014, compared to $2.46 billion for the six months ended June 30, 2013, an increase of $388.6 million due to growth in commercial interest checking and time deposits, primarily brokered CDs, CDARs and other out-of-market CDs for liquidity purposes.
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

	Quarter Ended June 30, 2014 Versus Quarter Ended June 30, 2013 Increase/(Decrease)			Six Months Ended June 30, 2014 Versus Six Months Ended June 30, 2013 Increase/(Decrease)
	VOLUME	RATE	NET	VOLUME	RATE	NET
	(in thousands)
INTEREST EARNED ON:
Investment securities	$(2,640)	$1,147	$(1,493)	$(4,114)	$2,209	$(1,905)
Cash equivalents	—	—	—	(1)	—	(1)
Loans held for sale	(1,144)	1,089	(55)	(3,710)	2,161	(1,549)
Loans	3,912	(1,021)	2,891	8,299	(1,748)	6,551
Total interest-earning assets			1,343			3,096
INTEREST PAID ON:
Interest-bearing deposits	578	(1,573)	(995)	1,182	(3,272)	(2,090)
Total borrowings	(370)	(489)	(859)	(473)	(1,294)	(1,767)
Total interest-bearing liabilities			(1,854)			(3,857)
Net interest income, tax-equivalent			$3,197			$6,953
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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net interest income as stated	$44,074	$41,082	$87,928	$81,765
Tax-equivalent adjustment-investments	1,345	1,119	2,715	1,888
Tax-equivalent adjustment-loans	8	29	21	58
Tax-equivalent net interest income	$45,427	$42,230	$90,664	$83,711
Yield on earning assets without tax adjustment	3.69%	3.59%	3.73%	3.63%
Yield on earning assets – tax-equivalent	3.79%	3.67%	3.83%	3.70%
Net interest margin without tax adjustment	3.31%	3.07%	3.35%	3.10%
Net interest margin – tax-equivalent	3.41%	3.16%	3.45%	3.18%
Net interest spread without tax adjustment	3.19%	2.88%	3.23%	2.89%
Net interest spread – tax-equivalent	3.29%	2.96%	3.33%	2.96%

The following tables present, for the periods indicated, certain information relating to our consolidated average balances and reflect our yield on average interest-earning assets and costs of average interest-bearing liabilities. The tables contain certain non-GAAP financial measures to adjust tax-exempt interest income on a tax-equivalent basis assuming a tax rate of 35.0%.

	Three months ended June 30,
	2014			2013
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities: (1)
Taxable	$774,116	$6,259	3.23%	$1,139,925	$8,398	2.95%
Tax-exempt (tax-equivalent) (2)	385,231	3,842	3.99%	332,391	3,196	3.85%
Total investment securities	1,159,347	10,101	3.49%	1,472,316	11,594	3.15%
Cash equivalents	351	1	1.13%	237	1	1.67%
Loans held for sale	511,568	5,293	4.14%	634,327	5,348	3.37%
Loans: (2) (3)
Commercial and commercial real estate	3,238,543	31,013	3.79%	2,807,035	28,948	4.08%
Lease receivables	132,398	1,077	3.25%	66,766	492	2.95%
Residential real estate mortgages	256,216	2,052	3.20%	335,638	2,072	2.47%
Home equity and consumer	36,560	330	3.62%	45,479	490	4.32%
Fees on loans		599			178
Net loans (tax-equivalent) (2)	3,663,717	35,071	3.84%	3,254,918	32,180	3.96%
Total interest-earning assets (2)	5,334,983	50,466	3.79%	5,361,798	49,123	3.67%

NON-EARNING ASSETS:
Allowance for loan losses	(82,850)			(83,452)
Cash and due from banks	87,193			116,202
Accrued interest and other assets	370,181			352,671
TOTAL ASSETS	$5,709,507			$5,747,219

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	1,565,821	1,535	0.39%	1,602,427	1,989	0.50%
Savings deposits	41,408	5	0.05%	40,920	6	0.06%
Time deposits	1,262,945	1,678	0.53%	851,190	2,218	1.05%
Total interest-bearing deposits	2,870,174	3,218	0.45%	2,494,537	4,213	0.68%
Short-term borrowings	1,097,817	382	0.14%	1,281,609	473	0.15%
Junior subordinated debentures	86,607	1,439	6.65%	86,607	1,444	6.67%
Subordinated notes	—	—	—%	29,084	763	10.49%
Total interest-bearing liabilities	4,054,598	5,039	0.50%	3,891,837	6,893	0.71%

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	1,075,637			1,195,709
Accrued interest, taxes, and other liabilities	82,763			81,531
Total noninterest-bearing liabilities	1,158,400			1,277,240
STOCKHOLDERS’ EQUITY	496,509			578,142
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,709,507			$5,747,219
Net interest income (tax-equivalent) (2)		$45,427			$42,230
Net interest spread (tax-equivalent) (2) (4)			3.29%			2.96%
Net interest margin (tax-equivalent) (2) (5)			3.41%			3.16%

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
(5) Net interest margin is determined by dividing tax-equivalent net interest income by average interest-earning assets.
(6) Yield/Rates are annualized.

	Six months ended June 30,
	2014			2013
	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)	AVERAGE BALANCE	INTEREST	YIELD/ RATE (%)(6)
	(dollars in thousands)
INTEREST-EARNING ASSETS:
Investment securities: (1)
Taxable	$785,431	$12,745	3.25%	$1,131,969	$17,015	3.01%
Tax-exempt (tax-equivalent) (2)	387,946	7,757	4.00%	284,606	5,392	3.79%
Total investment securities	1,173,377	20,502	3.50%	1,416,575	22,407	3.16%
Cash equivalents	225	1	0.88%	395	2	1.01%
Loans held for sale	466,442	9,577	4.11%	662,573	11,126	3.36%
Loans: (2) (3)
Commercial and commercial real estate	3,221,061	62,715	3.87%	2,765,124	57,305	4.12%
Lease receivables	126,438	2,050	3.24%	57,868	864	2.99%
Residential real estate mortgages	258,669	4,139	3.20%	346,727	4,498	2.59%
Home equity and consumer	37,911	725	3.86%	46,761	1,052	4.54%
Fees on loans		982			341
Net loans (tax-equivalent) (2)	3,644,079	70,611	3.90%	3,216,480	64,060	4.01%
Total interest-earning assets (2)	5,284,123	100,691	3.83%	5,296,023	97,595	3.70%

NON-EARNING ASSETS:
Allowance for loan losses	(82,323)			(83,238)
Cash and due from banks	87,335			133,280
Accrued interest and other assets	365,492			348,930
TOTAL ASSETS	$5,654,627			$5,694,995

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Interest-bearing demand deposits	1,600,966	3,137	0.40%	$1,539,509	3,886	0.51%
Savings deposits	41,006	10	0.05%	40,590	13	0.06%
Time deposits	1,206,436	3,240	0.54%	879,748	4,578	1.05%
Total interest-bearing deposits	2,848,408	6,387	0.45%	2,459,847	8,477	0.69%
Short-term borrowings	1,098,400	764	0.14%	1,191,285	893	0.15%
Junior subordinated debentures	86,607	2,876	6.64%	86,607	2,887	6.67%
Subordinated notes	—	—	—%	31,237	1,627	10.42%
Total interest-bearing liabilities	4,033,415	10,027	0.50%	3,768,976	13,884	0.74%

NONINTEREST-BEARING LIABILITIES:
Noninterest-bearing deposits	1,043,738			1,264,451
Accrued interest, taxes, and other liabilities	88,740			87,150
Total noninterest-bearing liabilities	1,132,478			1,351,601
STOCKHOLDERS’ EQUITY	488,734			574,418
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,654,627			$5,694,995
Net interest income (tax-equivalent) (2)		$90,664			$83,711
Net interest spread (tax-equivalent) (2) (4)			3.33%			2.96%
Net interest margin (tax-equivalent) (2) (5)			3.45%			3.18%

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
(6) Yield/Rates are annualized.

Provision for Loan Losses
The provision for loan losses is based on the allowance for loan losses deemed necessary to cover probable losses in our portfolio as of the balance sheet date. Our provision for loan losses was $1.5 million for the quarter ended June 30, 2014, compared to $700,000 for the quarter ended June 30, 2013. The increase in the provision for loan losses was due to an increase in charge-offs without specific reserves as well as a decrease in recoveries during the quarter ended June 30, 2014.
The provision for loan losses was $4.1 million for the six months ended June 30, 2014, compared to $1.0 million for the six months ended June 30, 2013. The increase in provision for loan losses was due to the the establishment of specific reserves for certain loans in both the commercial and industrial and commercial real estate secured portfolios as well as growth in the loan portfolio.
Noninterest Income
The following table presents, for the periods indicated, our major categories of noninterest income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Service charges	$3,588	$3,505	$7,208	$6,996
Mortgage banking revenue	32,241	38,533	55,298	70,563
Gains on sales of investment securities, net	—	6	35	7
Letter of credit and other loan fees	1,369	1,074	2,623	2,165
Other derivative income	840	1,704	809	3,264
Other noninterest income	909	1,279	2,072	2,825
Total noninterest income	$38,947	$46,101	$68,045	$85,820

Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013
Total noninterest income was $38.9 million during the second quarter of 2014, compared to $46.1 million in the second quarter of 2013, a decrease of $7.2 million, or 15.6%. This decrease was primarily due to a reduction in mortgage banking revenue generated by Cole Taylor Mortgage. Mortgage banking revenue totaled $32.2 million in the second quarter of 2014, a decrease of $6.3 million from the second quarter of 2013, primarily driven by lower volume of mortgage originations and gain on sale margins, partially offset by an increase in mortgage servicing revenue. Mortgage servicing revenue increased due to an increase in the mortgage servicing portfolio which grew from $12.74 billion at June 30, 2013 to $20.88 billion at June 30, 2014. This increase was a result of both servicing held on originated loans and servicing purchased from third parties.
Other derivative income decreased from $1.7 million in the second quarter of 2013 to $840,000 in the second quarter of 2014. This decrease was due to a reduction in customer swap activity.
Other noninterest income was $909,000 in the second quarter of 2014, a decrease of $370,000 from the second quarter of 2013 due to a decline in partnership income and fees from covered calls.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Total noninterest income was $68.0 million during the six months ended June 30, 2014, compared to $85.8 million in the six months ended June 30, 2013, a decrease of $17.8 million, or 20.7%. This decrease was primarily due to a decrease in mortgage banking revenue generated by Cole Taylor Mortgage. Mortgage banking revenue decreased from $70.6 million in the first six months of 2013 to $55.3 million in the first six months of 2014, a decrease of $15.3 million primarily due to a lower volume of mortgage originations and lower gain on sale margins, partially offset by an increase in mortgage servicing revenue. Mortgage servicing revenue increased due to an increase in the mortgage servicing portfolio related to both servicing held on originated loans and servicing purchased from third parties.
Other derivative income decreased from $3.3 million in the first six months of 2013 to $809,000 in the first six months of 2014. This decrease was due to a reduction in customer swap activity.
Other noninterest income was $2.1 million for the six months ended June 30, 2014, which was $753,000 less than other noninterest income of $2.8 million for the six months ended June 30, 2013. The decrease was a result of a decline in partnership income and fees from covered calls.

Noninterest Expense
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in thousands)
Salaries and employee benefits:
Salaries, employment taxes and medical insurance	$25,173	$22,703	$52,137	$46,443
Incentives, commissions and retirement benefits	10,995	14,619	18,686	24,907
Total salaries and employee benefits	36,168	37,322	70,823	71,350
Occupancy of premises	3,044	2,625	6,033	5,193
Furniture and equipment	1,040	894	2,008	1,631
Nonperforming asset expense	(652)	(1,198)	(486)	(639)
FDIC assessment	2,163	1,759	4,025	3,783
Early extinguishment of debt	—	5,380	—	5,380
Legal fees, net	1,147	1,117	2,157	1,975
Loan expense, net	2,825	2,895	5,014	5,266
Outside services	1,227	2,818	4,786	5,314
Computer processing	1,929	1,047	3,697	2,013
Fines and penalties	4,110	—	4,110	—
Other noninterest expense	10,079	5,612	15,476	10,760
Total noninterest expense	$63,080	$60,271	$117,643	$112,026
Efficiency ratio	75.98%	69.14%	75.44%	66.85%

Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013
Noninterest expense increased $2.8 million, or 4.6%, to $63.1 million for the second quarter of 2014, as compared to $60.3 million during the second quarter of 2013. The higher level of noninterest expense in the second quarter of 2014 was primarily the result of increased expense related to fines and penalties, the fair value of a standby commitment in the second quarter of 2014, fixed asset abandonment expense and an increase in computer processing expense partially offset by early extinguishment of debt expense in the second quarter of 2013.
Total salaries and employee benefits expense during the second quarter of 2014 was $36.2 million, compared to $37.3 million during the second quarter of 2013, a decrease of $1.1 million, or 2.9%. Incentives, commissions and retirement benefits decreased from the second quarter of 2013 to the second quarter of 2014 by $3.6 million as performance-related incentive expense declined primarily due to declines in mortgage banking revenue. Salaries, employment taxes and medical insurance increased from $22.7 million in the second quarter of 2013 to $25.2 million in the second quarter of 2014. This increase was primarily driven by an increase in the number of employees. The number of full time equivalent employees was 1,272 at June 30, 2014, as compared to 1,098 at June 30, 2013. This increase in employees took place primarily at Cole Taylor Mortgage.
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

Nonperforming asset expense was a credit of $652,000 for the quarter ended June 30, 2014, compared to a credit of $1.2 million for the quarter ended June 30, 2013. This change was due to a lower level of gains on sale of OREO properties in the quarter ended June 30, 2014.
A quantification of the amount of nonperforming asset expense in the held for sale and held for investment loan categories for the periods indicated is as follows:

	For the Three Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Impaired loans, OREO and other repossessed assets held for sale	$(1,079)	$(1,354)
Impaired and nonperforming loans held for investment	427	156
Total	$(652)	$(1,198)
The second quarter of 2013 included $5.4 million early extinguishment of debt expense related to the prepayment of the Company's 8% subordinated notes. No such expense was recorded in the second quarter of 2014.
Outside services were $2.8 million in the second quarter of 2013 and $1.2 million in the second quarter of 2014, a decrease of $1.6 million. This decrease was primarily due to lower sub-servicing expense as a result of transferring the bulk of Cole Taylor Mortgage's loan servicing portfolio to an in-house platform. Partially offsetting this decrease was an increase of $882,000 in computer processing expense, which increased from $1.0 million in the second quarter of 2013 to $1.9 million in the second quarter of 2014 due to in-house mortgage servicing. In addition, a portion of the increase was due to the expansion of retail mortgage lending offices.
The second quarter of 2014 included $4.1 million in fines and penalties. This is related to certain penalties assessed on the Bank by the Federal Reserve Board and the IDFPR related to a recently disclosed regulatory matter, as discussed further in under "Current Developments" above.
Other noninterest expense was $5.6 million in the second quarter of 2013 and $10.1 million in the second quarter of 2014, an increase of $4.5 million. The second quarter of 2014 included $1.5 million for the fair value of a standby commitment related to the regulatory matter noted above. Other noninterest expense in the second quarter of 2014 also included a $2.6 million charge for a fixed asset abandonment.
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Noninterest expense increased $5.6 million, or 5.0%, to $117.6 million for the six months ended June 30, 2014, as compared to $112.0 million during the six months ended June 30, 2013. The higher level of noninterest expense in the six months ended June 30, 2014 was primarily the result of increased expense related to fines and penalties and the fair value of a standby commitment, fixed asset abandonment expense and an increase in computer processing expense in the six months ended June 30, 2014 partially offset by early extinguishment of debt expense in the six months ended June 30, 2013.
Total salaries and employee benefits expense during the six months ended June 30, 2014 was $70.8 million, compared to $71.4 million during the six months ended June 30, 2013, a decrease of $527,000, or 0.7%. This decrease was primarily driven by a decrease of $6.2 million in incentives, commissions and retirement benefits as performance-related incentive expense declined due to declines in mortgage banking revenue. This was partially offset by an increase in salaries, employment taxes, and medical insurance expense due to an increase in the number of employees.
Occupancy of premises expense increased from $5.2 million for the six month ended June 30, 2013 to $6.0 million for the six months ended June 30, 2014. This increase was primarily a result of increased rental space and associated lease expense at Cole Taylor Mortgage as it expanded operations.
Nonperforming asset expense was a credit of $486,000 for the six months ended June 30, 2014, compared to a credit of $639,000 for the six months ended June 30, 2013. This decrease primarily was due to a lower level of gains on sale of OREO properties in the six months ended June 30, 2014.

A quantification of the amount of nonperforming asset expense in the held for sale and held for investment loan categories for the periods indicated is as follows:

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Impaired loans, OREO and other repossessed assets held for sale	$(888)	$(1,324)
Impaired and nonperforming loans held for investment	402	685
Total	$(486)	$(639)
The six months ended June 30, 2013 included $5.4 million early extinguishment of debt expense related to the prepayment of the Company's 8% subordinated notes. No such expense was recorded in the six months ended June 30, 2104.
Outside services were $5.3 million for the six months ended June 30, 2013 and $4.8 million for the six months ended June 30, 2014, a decrease of $0.5 million. This decrease was primarily due to transferring the bulk of Cole Taylor Mortgage's loan servicing portfolio to an in-house platform. This decrease was offset by an increase in computer processing expense. Computer processing expense increased $1.7 million from $2.0 million in the six months ended June 30, 2013 to $3.7 million in the six months ended June 30, 2014. This increase was related to in-house mortgage servicing and the expansion of retail mortgage lending offices.
The six months ended June 30, 2014 included $4.1 million in fines and penalties. This is related to certain penalties assessed on the Bank by the Federal Reserve Board and the Illinois Department of Financial and Professional Regulation related to a recently disclosed regulatory matter.
Other noninterest expense was $10.8 million in the six months ended June 30, 2013 and $15.5 million in the six months ended June 30, 2014, an increase of $4.7 million. The six months ended June 30, 2014 included $1.5 million for the fair value of a standby commitment related to the regulatory matter noted above. Other noninterest expense in the six months ended June 30, 2014 also included a $2.6 million charge for a fixed asset abandonment.
Efficiency Ratio
The efficiency ratio is calculated by dividing total noninterest expense by total revenues (net interest income and noninterest income, excluding gains or losses on investment securities). Generally, a lower efficiency ratio indicates that an entity is operating more efficiently.
Our efficiency ratio was 75.98% in the second quarter of 2014, compared to 69.14% during the second quarter of 2013. Our efficiency ratio was 75.44% for the six months ended June 30, 2014, compared to 66.85% for the six months ended June 30, 2013. The increase in the efficiency ratio for both the three- and six-months ended June 30, 2014 was primarily due to lower mortgage banking revenue and increases in fines and penalties, the fair value of a standby commitment and computer processing expense at Cole Taylor Mortgage, partially offset by an increase in net interest income.
Income Taxes
Income tax expense decreased from $21.7 million in the first six months of 2013 to $14.9 million for the first six months of 2014, a decrease of $6.8 million. This decrease was primarily due to the decrease in our income before income taxes, which decreased from $54.6 million in the first six months of 2013 to $34.2 million in the first six months of 2014. In addition, income tax expense decreased as a result of changes in the applicable statutory state income tax rates combined with fluctuations in the levels of income earned in the states where income tax returns are required to be filed. Partially offsetting this was an increase in the effective tax rate in the second quarter of 2014 due to the tax treatment of certain charges incurred in that quarter.
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
Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013
Banking Segment
Net income for the Banking segment for the quarter ended June 30, 2014 was $11.4 million, which was an increase of $564,000 as compared to net income of $10.9 million for the quarter ended June 30, 2013. Net interest income of $40.0 million for the second quarter of 2014 was $2.8 million more than net interest income of $37.2 million for the same period in 2013. The increase was the result of the combination of growth in the commercial loan portfolio and lower rates paid on deposit balances. Noninterest income decreased from $7.5 million in the second quarter of 2013 to $6.7 million in the second quarter of 2014, a decrease of $864,000, primarily due to a decrease in customer swap activity.
Noninterest expense was $26.3 million in the second quarter of 2014 as compared to $25.8 million in the second quarter of 2013, an increase of $512,000. Salaries and benefits expense increased $808,000 from the second quarter of 2013 to the second quarter of 2014 due to an increase in corporate bonus expense. Nonperforming asset expense was $452,000 greater in the second quarter of 2014 as compared to the second quarter of 2013 due to a lower level of OREO gains on sale. Legal expense decreased $282,000 and consulting decreased $355,000 from the second quarter of 2013 to the second quarter of 2014 due to timing of expense.
Provision for loan losses was $1.5 million in the second quarter of 2014, an increase of $559,000 from the second quarter of 2013 (see Provision for Loan Losses section above for additional detail).
Mortgage Banking Segment
Net income for the Mortgage Banking segment for the second quarter of 2014 was $3.3 million, a $7.2 million decrease from net income of $10.5 million for the second quarter of 2013. Net interest income decreased $299,000, from $5.7 million for the quarter ended June 30, 2013 to $5.4 million for the quarter ended June 30, 2014, driven by a decrease in both held for sale and mortgage portfolio loans. Noninterest income decreased from $38.5 million in the second quarter of 2013 to $32.2 million in the second quarter of 2014. Mortgage loan origination income decreased $10.8 million due to a reduction in mortgage loan origination volume and lower gain on sale margins. Partially offsetting this decrease was a $4.5 million increase in net mortgage servicing income. Servicing income increased due to the combination of retention of MSRs on loans originated by Cole Taylor Mortgage and purchases of MSRs.
Noninterest expense increased from $29.1 million in the second quarter of 2013 to $32.5 million in the second quarter of 2014. The second quarter of 2014 included $2.6 million of expense for a fixed asset abandonment. Computer processing costs increased $905,000 primarily related to in-house mortgage servicing and the expansion of retail mortgage lending offices. Salaries and benefits decreased $434,000 primarily due to a decrease in incentive compensation expense related to declines in revenue partially offset by additional headcount.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Banking Segment

Net income for the Banking segment for the six months ended June 30, 2014 was $22.3 million, an increase of $510,000 from net income of $21.8 million for the six months ended June 30, 2013. Net interest income increased from $73.4 million for the first six months of 2013 to $80.6 million for the first six months of 2014 due to commercial loan growth and a decline in funding costs. Noninterest income decreased from $15.2 million for the six months ended June 30, 2013 to $12.7 million for the six months ended June 30, 2014. Other derivative income decreased $2.5 million due to a decline in customer swap activity. In addition, a decline in fees from covered calls and partnership income was offset by an increase in loan fees and service charges. Provision for loan losses was $4.1 million for the six months ended June 30, 2014, an increase of $2.9 million from the six months ended June 30, 2013 (see Provision for Loan Losses section above for additional detail.)
Noninterest expense was $51.3 million in the first six months of 2013 compared to $52.3 million in the first six months of 2014, an increase of $1.0 million. This increase was driven primarily by salaries and benefits which increased $974,000 due to merit increases.

Mortgage Banking Segment

Net income for the Mortgage Banking segment for the six months ended June 30, 2014, was $3.4 million, a decrease of $15.9 million from net income of $19.3 million for the six months ended June 30, 2013. Net interest income decreased $2.0 million, from $12.2 million for the six month period ended June 30, 2013 to $10.2 million for the six month period ended June 30, 2014 due to a decrease in both held for sale and mortgage portfolio loans. Noninterest income also decreased, from $70.6 million for the first six months of 2013 to $55.3 million for the first six months of 2014, a decrease of $15.3 million. Mortgage origination revenue decreased $25.9 million due to a decline in mortgage origination margins, partially offset by an increase in loan originations. Mortgage servicing revenue increased $10.6 million due to growth in the mortgage servicing portfolio. Noninterest expense increased from $55.4 million for the six months ended June 30, 2013 to $60.4 million for the six months ended June 30, 2014, an increase of $5.0 million. The first six months of 2014 included $2.6 million of expense related to a fixed asset abandonment. Computer processing costs increased $1.7 million, primarily related to in-house mortgage servicing and the expansion of retail mortgage lending offices. Occupancy of premises and furniture and equipment expense increased $1.1 million due to an increase in rental space and equipment expense as a result of mortgage retail branch expansion and other headcount growth. Salaries and benefits decreased $1.6 million primarily due to a decrease in incentive compensation expense related to declines in revenue, partially offset by additional headcount.

FINANCIAL CONDITION
Overview
Total assets increased $277.2 million, or 4.9%, to $5.96 billion at June 30, 2014 from $5.69 billion at December 31, 2013, primarily as a result of increases in cash and cash equivalents, loans held for sale and MSRs, partially offset by a decrease in investment securities. Total liabilities increased $242.5 million to $5.46 billion at June 30, 2014 from $5.22 billion at December 31, 2013, resulting from an increase in total deposits partially offset by a decrease in short-term borrowings. Total stockholders’ equity at June 30, 2014 was $499.3 million as compared to $464.6 million at December 31, 2013, reflecting the impact of net income for the six months ended June 30, 2014 and an increase in accumulated other comprehensive income resulting from an increase in the market value of available for sale securities.
Investment Securities
Investment securities totaled $1.09 billion at June 30, 2014, compared to $1.12 billion at December 31, 2013, a decrease of $27.7 million, or 2.5%. This decrease was primarily the result of principal paydowns of $52.1 million of investment securities, partially offset by an increase in accumulated other comprehensive income of $16.6 million resulting from an increase in the market value of available for sale securities.
As of June 30, 2014, mortgage related securities (at estimated fair value) comprised approximately 63% of our investment portfolio. Almost all of the securities were issued by government and government-sponsored enterprises.
At June 30, 2014, we had a net unrealized gain of $2.0 million in our available for sale investment portfolio, which was comprised of $15.7 million of gross unrealized gains and $13.7 million of gross unrealized losses. At December 31, 2013, the net unrealized loss was $26.9 million, which was comprised of $36.8 million of gross unrealized losses and $9.9 million of gross unrealized gains. The gross unrealized losses of twelve months or longer at June 30, 2014 related to 163 investment securities with a carrying value of $611.1 million. Each quarter we analyze each of these securities to determine if other-than-temporary impairment has occurred. The factors we consider include the magnitude of the unrealized loss in comparison to the security’s carrying value, the length of time the security has been in an unrealized loss position and the current independent bond rating for the security. Those securities with unrealized losses for more than 12 months and for more than 10% of their carrying value are subject to further analysis to determine if it is probable that not all the contractual cash flows will be received. We obtain fair value estimates from additional independent sources and perform cash flow analysis to determine if other-than-temporary impairment has occurred. Of the securities with gross unrealized losses at June 30, 2014, two had been in a loss position for 12 months or more and had an unrealized loss position of more than 10% of amortized cost. After an analysis was performed, it was determined that no credit loss was expected and no other-than-temporary impairment charge was recorded in the six months ended June 30, 2014.
As a member of the Federal Home Loan Bank ("FHLB,") we are required to hold FHLB stock. The amount of Federal Home Loan Bank Chicago ("FHLBC") stock that we are required to hold is based on the Bank’s asset size and the amount of borrowings from the FHLBC. At June 30, 2014, we held $49.8 million of FHLBC stock and maintained $1.21 billion of FHLB advances. We have assessed the ultimate recoverability of our FHLBC stock and believe no impairment has occurred as of June 30, 2014.

Loans
The composition of our loan portfolio as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014		December 31, 2013
	Amount	Percentage of Gross Loans	Amount	Percentage of Gross Loans
	(dollars in thousands)
Loans:
Commercial and industrial	$1,997,356	54%	$1,935,377	53%
Commercial real estate secured	1,084,034	29	1,124,227	31
Residential construction and land	46,565	1	46,079	1
Commercial construction and land	134,521	4	121,682	3
Lease receivables	156,968	4	132,013	4
Total commercial loans	3,419,444	92	3,359,378	92
Consumer	288,256	8	301,377	8
Gross loans	3,707,700	100%	3,660,755	100%
Less: Unearned discount	(14,697)		(12,380)
Loans	3,693,003		3,648,375
Less: Allowance for loan losses	(81,687)		(81,864)
Loans, net	$3,611,316		$3,566,511

Loans Held for Sale:
Total Loans Held for Sale	$697,155		$473,890
Gross loans were $3.71 billion at June 30, 2014 and $3.66 billion at December 31, 2013. Commercial loans, which include commercial and industrial (“C&I”), commercial real estate secured, construction and land loans and lease receivables, increased $60.1 million, or 1.8%. The increase in commercial loans during the six months ended June 30, 2014 consisted of a $62.0 million, or 3.2%, increase in C&I loans, $12.8 million, or 10.6%, increase in commercial construction and land loans and a $25.0 million, or 18.9%, increase in lease receivables. These increases were offset by a $40.2 million, or 3.6%, decrease in commercial real estate secured loans and a $13.1 million, or 4.4%, decrease in consumer loans from December 31, 2013 to June 30, 2014.
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
Total C&I loans were $2.00 billion at June 30, 2014 compared to $1.94 billion at December 31, 2013, an increase of $62.0 million or 3.2%, and accounted for approximately 54% of our total loan portfolio at June 30, 2014. The asset-based lending and equipment finance groups led this growth.

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
The following table presents the composition of our commercial real estate portfolio as of the dates indicated:

	June 30, 2014		December 31, 2013
	Balance	Percentage of Total Commercial Real Estate Loans	Balance	Percentage of Total Commercial Real Estate Loans
	(dollars in thousands)
Commercial non-owner occupied:
Retail strip centers or malls	$79,747	7%	$102,195	9%
Office/mix use property	156,048	14	126,662	11
Commercial properties	124,067	11	126,608	11
Specialized – other	92,401	9	101,813	9
Other commercial properties	25,619	3	27,739	3
Subtotal commercial non-owner occupied	477,882	44	485,017	43
Commercial owner occupied	476,392	44	513,126	46
Multi-family properties	129,760	12	126,084	11
Total commercial real estate secured	$1,084,034	100%	$1,124,227	100%
Our commercial real estate secured loans decreased $40.2 million, or 3.6%, to $1.08 billion at June 30, 2014, as compared to $1.12 billion at December 31, 2013. Approximately 88% of the total commercial real estate secured portfolio consists of loans secured by owner and non-owner occupied commercial properties. The remainder of this portfolio consists of loans secured by residential income properties. The decrease in commercial real estate secured loans reflects run-off of balances.
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
Our residential construction and land loans increased by $486,000 or 1.1%, to $46.6 million at June 30, 2014, as compared to $46.1 million at December 31, 2013. Commercial construction and land loans totaled $134.5 million at June 30, 2014 as compared to $121.7 million at December 31, 2013, an increase of $12.8 million, or 10.6%. We are selectively reentering certain commercial construction and land markets.

Our lease financing business offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases for U.S. middle market companies. We have a general equipment focus with limited specialization of equipment types.
The risk characteristics of equipment leases are similar to those of C&I loans and are largely influenced by general economic conditions, such as inflation, recessionary pressures, the rate of unemployment and other factors that affect the borrower's operations and the value of the underlying equipment. Our credit risk strategy emphasizes consistent underwriting standards and diversification by industry and customer size. In addition to credit risk, equipment leases may entail residual value risk. Residual values are thoroughly analyzed prior to entering into a lease and closely monitored during the term. Lease conditions also mitigate residual risk. Our approach places syndication at the front end of the sales process which enables market confirmation of our judgment as to structure, term, residual value and price. Our leasing business has a national focus which also diversifies our risk geographically.
Our lease receivables totaled $142.3 million (net of unearned discounts) at June 30, 2014, compared to $119.6 million at December 31, 2013. Lease receivables increased primarily as a result of new leases sourced by our recently expanded direct sales channel.
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
Total consumer loans decreased $13.1 million, or 4.4%, to $288.3 million at June 30, 2014, compared to $301.4 million at December 31, 2013. This decrease was primarily the result of the planned run-off of home equity loans.
Nonperforming Assets
The following table sets forth the amounts of nonperforming assets as of the dates indicated:

	June 30, 2014	December 31, 2013	June 30, 2013
	(dollars in thousands)
Loans contractually past due 90 days or more but still accruing interest	$—	$—	$—
Nonaccrual loans:
Commercial and industrial	18,008	15,879	16,577
Commercial real estate secured	24,937	37,474	20,900
Commercial construction and land	22,550	22,550	26,272
Consumer	7,221	5,922	5,790
Total nonaccrual loans	72,716	81,825	69,539
Total nonperforming loans	72,716	81,825	69,539
OREO and repossessed assets	7,259	10,049	19,794
Total nonperforming assets	$79,975	$91,874	$89,333
Performing restructured loans not included in nonperforming assets	28,235	$20,736	21,928
Nonperforming loans to total loans	1.97%	2.24%	2.11%
Nonperforming assets to total loans plus OREO and repossessed property	2.16%	2.51%	2.69%
Nonperforming assets to total assets	1.34%	1.62%	1.51%
Nonperforming assets were $80.0 million, or 1.34% of total assets, at June 30, 2014, compared to $91.9 million, or 1.62% of total assets, at December 31, 2013, and $89.3 million, or 1.51% of total assets, at June 30, 2013. Nonperforming assets decreased from December 31, 2013 to June 30, 2014 due to net payoffs of certain commercial real estate secured nonaccrual loans. During the three months ended June 30, 2014, $2.7 million of net charge-offs were recognized.

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
Commercial real estate secured loans were the largest category of nonaccrual loans at $24.9 million as of June 30, 2014 and comprised approximately 34% of all nonaccrual loans at that date.
Other real estate owned and repossessed assets
OREO and repossessed assets totaled $7.3 million at June 30, 2014 compared to $10.0 million at December 31, 2013 and $19.8 million at June 30, 2013. The following table provides a rollforward, for the periods indicated, of OREO and repossessed assets:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Balance at beginning of period	$9,950	$27,218	$10,049	$24,259
Transfers from loans	82	—	718	5,040
Dispositions	(2,773)	(6,860)	(3,381)	(8,941)
Change in impairment	—	(564)	(127)	(564)
Balance at end of period	$7,259	$19,794	$7,259	$19,794
The level of OREO and repossessed assets decreased from June 30, 2013 to June 30, 2014. During the six months ended June 30, 2014, we transferred $718,000 from loans into OREO and repossessed assets. The loans transferred primarily consisted of $275,000 from our commercial real estate secured portfolio and $443,000 from our consumer portfolio. During the six months ended June 30, 2014, we sold several OREO properties. We also reduced the carrying value of certain OREO and repossessed assets by $127,000 during the six months ended June 30, 2014, to reflect a decrease in the estimated fair value of these assets.

Impaired loans
At June 30, 2014, impaired loans totaled $93.8 million, compared to $96.5 million at December 31, 2013, and $86.4 million at June 30, 2013. The balance of impaired loans and the related allowance for loan losses for impaired loans was as follows:

	June 30, 2014	December 31, 2013	June 30, 2013
	(in thousands)
Impaired loans:
Commercial and industrial	$20,144	$17,335	$18,048
Commercial real estate secured	43,549	50,615	36,152
Residential construction and land	—	—	—
Commercial construction and land	22,550	22,550	26,272
Consumer	7,550	5,951	5,946
Total impaired loans	$93,793	$96,451	$86,418
Recorded balance of impaired loans:
With related allowance for loan losses	$53,820	$46,400	$57,589
With no related allowance for loan losses	39,973	50,051	28,829
Total impaired loans	$93,793	$96,451	$86,418
Allowance for losses on impaired loans:
Commercial and industrial	$13,588	$8,555	$8,486
Commercial real estate secured	3,160	3,265	1,820
Commercial construction and land	1,823	1,867	6,024
Total allowance for losses on impaired loans	$18,571	$13,687	$16,330
Impaired loans decreased $2.7 million, or 2.8%, from December 31, 2013 to June 30, 2014. The allowance for loan losses related to impaired loans increased during the six months ended June 30, 2014 and totaled $18.6 million at June 30, 2014, as compared to $13.7 million at December 31, 2013. The increase in the allowance for losses on impaired loans in the six months ended June 30, 2014 was primarily due to an increase in specific reserves on a limited number of credits. The percentage of allowance on impaired loans to total impaired loans increased to 19.8% at June 30, 2014, compared to 14.2% at December 31, 2013. Commercial real estate secured loans comprised approximately 46% of all impaired loans and 17% of the allowance for loan losses on impaired loans at June 30, 2014.
Through an individual impairment analysis, we determined that at June 30, 2014, $53.8 million of our impaired loans had a specific measure of impairment and required a related allowance for loan losses of $18.6 million. We also held $40.0 million of impaired loans for which the individual analysis did not result in a measure of impairment and, therefore, no related allowance for loan losses was provided. Once we determine a loan is impaired, we perform an individual analysis to establish the amount of the related allowance for loan losses, if any, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that collateral-dependent loans may be measured for impairment based on the fair value of the collateral, less estimated cost to sell. Because the majority of our impaired loans are collateral-dependent real estate loans, the fair value is determined by a current appraisal. The individual impairment analysis also takes into account available and reliable borrower guarantees and any cross-collateralization agreements. Certain other loans are collateralized by business assets, such as equipment, inventory, and accounts receivable. The fair value of these loans is based on estimates of realizability and collectability of the underlying collateral. While impaired loans exhibit weaknesses that may inhibit repayment in compliance with the original note terms, the impairment analysis may not result in a related allowance for loan losses for each individual loan.
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
Impaired loans include all nonaccrual loans and accruing loans judged to have higher risk of noncompliance with the current contractual repayment schedule for both interest and principal, as well as troubled debt restructurings ("TDRs"). Unless modified in a TDR, certain homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated for impairment and are, therefore, excluded from impaired loans. At June 30, 2014, we held $28.2 million of loans classified as performing restructured loans (performing TDRs) which includes commercial loans of $20.7 million and consumer loans of $7.5 million.
The balance of nonaccrual and impaired loans as of June 30, 2014 is presented below:

	Nonaccrual Loans	Impaired Loans
	(dollars in thousands)
Commercial nonaccrual loans	$65,495	$65,495
Commercial loans on accrual but impaired	n/a	20,748
Consumer loans	7,221	7,550
	$72,716	$93,793
Potential problem loans
As part of our standard credit administration process, we risk rate our commercial loan portfolio. As part of this process, loans that are rated with a higher level of risk are monitored more closely. We internally identify certain loans in our loan risk ratings that we have placed on heightened monitoring because of certain weaknesses that may inhibit the borrower’s ability to perform under the contractual terms of the loan agreement but have not reached the status of nonaccrual loans. At June 30, 2014, these potential problem loans totaled $22.0 million. Of these potential problem loans at June 30, 2014, $14.6 million were in our C&I portfolio, $5.4 million were in our commercial real estate secured portfolio and $2.1 million were in our residential construction and land loan portfolio. In comparison, potential problem loans at December 31, 2013 totaled $24.4 million. Potential problem loans at December 31, 2013 included $7.2 million of C&I loans, $13.6 million of commercial real estate secured loans and $3.6 million of residential construction and land loans. The balance of potential problem loans decreased from December 31, 2013 to June 30, 2014 due to migration of several loans to nonaccrual status and the upgrade of one loan to accrual status with these decreases partially offset by the downgrade of one loan to potential problem loan status. We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans can carry a higher probability of default and may require additional attention by management.
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

The following table includes an analysis of our allowance for loan losses and other related data for the periods indicated:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in thousands)
Average loans	$3,663,717	$3,254,918	$3,644,079	$3,216,480
Loans at end of period	$3,693,003	$3,302,548	$3,693,003	$3,302,548
Allowance for loan losses:
Allowance at beginning of period	$82,891	$82,150	$81,864	$82,191
Charge-offs, net of recoveries:
Commercial and commercial real estate	(2,398)	870	(4,215)	984
Real estate construction	20	48	446	222
Residential real estate mortgages and consumer	(326)	(192)	(508)	(821)
Total net charge-offs	(2,704)	726	(4,277)	385
Provision for loan losses	1,500	700	4,100	1,000
Allowance at end of period	$81,687	$83,576	$81,687	$83,576
Annualized net charge-offs to average total loans	0.30%	(0.09)%	0.23%	(0.02)%
Allowance to total loans at end of period	2.21%	2.53%	2.21%	2.53%
Allowance to nonperforming loans	112.34%	120.19%	112.34%	120.19%
Our allowance for loan losses was $81.7 million at June 30, 2014, or 2.21% of end of period loans and 112.34% of nonperforming loans. In comparison, at June 30, 2013, our allowance for loan losses was $83.6 million, or 2.53% of end of period loans and 120.19% of nonperforming loans. Net charge-offs during the three months ended June 30, 2014 were $2.7 million, or 0.30% of average loans on an annualized basis. In comparison, net recoveries during the three months ended June 30, 2013 were $726,000, or 0.09% of average loans on an annualized basis.
Loans Held for Sale
At June 30, 2014 and December 31, 2013, the held for sale portfolio consisted predominately of loans originated by Cole Taylor Mortgage. At June 30, 2014, we held $697.2 million of loans classified as held for sale as compared to $473.9 million at December 31, 2013. The increase in loans held for sale was primarily due to increased mortgage origination volume by Cole Taylor Mortgage and the timing of loan sales near the end of the second quarter of 2014. The aggregate, unpaid principal balance associated with loans held for sale was $669.7 million at June 30, 2014, with an unrealized gain of $27.5 million, which was included in mortgage banking revenues in noninterest income on the Consolidated Statements of Income. The aggregate, unpaid principal of loans held for sale was $466.9 million at December 31, 2013, with an unrealized gain of $7.0 million.
Mortgage Servicing Rights
We sell residential mortgage loans originated by Cole Taylor Mortgage into the secondary market and retain servicing rights on a portion of the loans sold. On sales where MSRs are retained, a MSR asset is capitalized, which represents the fair value of future net cash flows expected to be realized for performing servicing activities. In addition to the MSRs resulting from the retention of servicing on loans originated by Cole Taylor Mortgage, we completed purchases of MSRs of $12.6 million both in the six months ended June 30, 2014 and in the six months ended June 30, 2013, which were recorded at the purchase price at the date of purchase and at fair value thereafter.
We have elected to account for all MSRs using the fair value option. The balance of the MSR asset was $227.7 million at June 30, 2014 and $216.1 million at December 31, 2013. The amount of residential mortgage loans serviced for others at June 30, 2014 was $20.88 billion and $18.50 billion at December 31, 2013.

Deposits
Total deposits increased $348.6 million to $4.00 billion at June 30, 2014 from $3.65 billion at December 31, 2013. During the six months ended June 30, 2014, interest-bearing deposits increased $283.6 million and noninterest-bearing deposits increased $64.9 million. The increase in interest-bearing deposits reflected an increase in time deposits for liquidity management purposes. The increase in noninterest-bearing deposits was due to an increase in mortgage escrow deposits related to growth in the MSR asset and the normal cycle of tax and insurance payments, partially offset by a decrease due to the seasonality of deposits in our commercial banking unit.
Increases during the six months ended June 30, 2014 included CDs, which increased $45.4 million brokered CDs, which increased $211.6 million, and CDARS time deposits, which increased $156.0 million. Decreases during the six months ended June 30, 2014 included NOW accounts, which decreased $20.5 million, money market accounts, which decreased $95.2 million and brokered money market deposits, which decreased $37.4 million.
The following table sets forth the period end balances of total deposits as of each of the dates indicated.

	June 30, 2014	December 31, 2013
	(in thousands)
Noninterest-bearing deposits	$1,113,886	$1,048,946
Interest-bearing deposits
Commercial interest checking	373,533	377,631
NOW accounts	545,817	566,269
Savings accounts	40,485	40,357
Money market accounts	603,134	698,302
Brokered money market deposits	13,743	51,124
Certificates of deposit	517,645	472,222
Brokered certificates of deposit	415,272	203,715
CDARS time deposits	298,837	142,835
Public time deposits	77,188	49,582
Total interest-bearing deposits	2,885,654	2,602,037
Total deposits	$3,999,540	$3,650,983
Average deposits for the six months ended June 30, 2014 increased $167.8 million, or 4.5%, to $3.89 billion, compared to $3.72 billion for the six months ended June 30, 2013. Total average time deposits increased $326.7 million, or 37.1%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 related to an increase of $164.9 million, or 95.9%, in brokered CDs, an increase of $170.4 million, or 117.4%, in CDARS time deposits and an increase of $43.7 million, or 358.1%, in average public time deposits, partially offset by a $52.3 million, or 9.5% decrease in CDs. In addition to the increase in time deposits, average commercial interest checking and NOW accounts increased $153.8 million, or 19.8%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. Money market deposits decreased $92.4 million, or 12.1%, from the six months ended June 30, 2013 to the six months ended June 30, 2014.

The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds in each category of deposits:

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Average Balance	Percent Of Deposits	Rate	Average Balance	Percent Of Deposits	Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$1,043,738	26.8%	—%	$1,264,451	34.0%	—%
Commercial interest checking	377,668	9.7	0.50%	80,255	2.1	0.47%
NOW accounts	552,186	14.2	0.46%	695,772	18.7	0.58%
Money market accounts	671,112	17.2	0.28%	763,482	20.5	0.45%
Savings deposits	41,006	1.1	0.05%	40,590	1.1	0.07%
Time deposits:
Certificates of deposit	498,134	12.8	0.79%	550,442	14.8	1.15%
Brokered certificates of deposit	336,842	8.7	0.41%	171,966	4.6	1.36%
CDARS time deposits	315,557	8.1	0.32%	145,136	3.9	0.37%
Public time deposits	55,903	1.4	0.43%	12,204	0.3	0.28%
Total time deposits	1,206,436	31.0	0.54%	879,748	23.6	1.05%
Total deposits	$3,892,146	100.0%		$3,724,298	100.0%	0.45%

Borrowings
Short-term borrowings include customer repurchase agreements, federal funds purchased and short-term FHLB advances, which consist of borrowings from the FHLBC. Short-term borrowings decreased $102.1 million to $1.28 billion at June 30, 2014, as compared to $1.38 billion at December 31, 2013. This decrease was the result of a decrease of $60.0 million in FHLB advances and a $41.5 million decrease in federal funds purchased. The decrease in short term borrowings was due to changes in the overall mix of the balance sheet.
At June 30, 2014, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $600.0 million. At December 31, 2013, subject to available collateral and current borrowings, the Bank had available pre-approved repurchase agreement lines of $850.0 million.
At June 30, 2014 all borrowings from the FHLBC were collateralized by $891.9 million of investment securities and a blanket lien on $791.4 million of qualified first-mortgage residential, multi-family, home equity and commercial real estate loans. Based on the value of collateral pledged, we had additional borrowing capacity of $165.7 million at June 30, 2014. At December 31, 2013, we maintained collateral of $887.1 million of investment securities and a blanket lien on $702.0 million on qualified first-mortgage residential, home equity and commercial real estate loans and had additional borrowing capacity of $34.1 million.
We participate in the Federal Reserve Bank's ("FRB") Borrower In Custody (“BIC”) program. At June 30, 2014, the Bank pledged $471.8 million of commercial loans as collateral and had available $375.2 million of borrowing capacity at the FRB. In comparison, the Bank had pledged $520.4 million of commercial loans as collateral and had available $440.9 million of borrowing capacity under the BIC program at December 31, 2013. There were no borrowings under the BIC program at either June 30, 2014 or December 31, 2013.
Junior Subordinated Debentures
At June 30, 2014, we had $86.6 million outstanding of junior subordinated debentures, comprised of $45.4 million issued to TAYC Capital Trust I and $41.2 million issued to TAYC Capital Trust II. The junior subordinated debentures issued to each of these trusts are currently callable at par, at our option. At June 30, 2014, unamortized issuance costs were $1.9 million relating to TAYC Capital Trust I and $313,000 related to TAYC Capital Trust II. Unamortized issuance costs would be immediately recognized as noninterest expense if the debentures were called by us.

CAPITAL RESOURCES
At June 30, 2014 and December 31, 2013, both the Company and the Bank were considered “well capitalized” under regulatory capital guidelines for bank holding companies and banks. The Company’s and the Bank’s capital ratios were as follows as of the dates indicated:

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
	(dollars in thousands)
As of June 30, 2014
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$610,735	12.64%	>$386,550	>8.00%	>$483,187	>10.00%
Cole Taylor Bank	$567,913	11.77%	>$385,919	>8.00%	>$482,399	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$550,057	11.38%	>$193,275	>4.00%	>$289,912	>6.00%
Cole Taylor Bank	$507,332	10.52%	>$192,960	>4.00%	>$289,439	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	$550,057	9.67%	>$227,469	>4.00%	>$284,337	>5.00%
Cole Taylor Bank	$507,332	8.96%	>$226,537	>4.00%	>$283,171	>5.00%
As of December 31, 2013
Total Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$591,908	12.65%	>$374,262	>8.00%	>$467,828	>10.00%
Cole Taylor Bank	$554,242	11.90%	>$372,689	>8.00%	>$465,861	>10.00%
Tier I Capital (to Risk Weighted Assets)
Taylor Capital Group, Inc.	$533,123	11.40%	>$187,131	>4.00%	>$280,697	>6.00%
Cole Taylor Bank	$495,699	10.64%	>$186,344	>4.00%	>$279,517	>6.00%
Leverage (to average assets)
Taylor Capital Group, Inc.	$533,123	9.18%	>$232,249	>4.00%	>$290,311	>5.00%
Cole Taylor Bank	$495,699	8.57%	>$231,366	>4.00%	>$289,208	>5.00%
The Company's Total Capital and Tier I Capital ratios at December 31, 2013 and June 30, 2014 were at approximately the same levels. The leverage ratio increased from December 31, 2013 to June 30, 2014 as capital grew over that time period but average assets declined. Our ability to continue to grow our MSR asset may be constrained as we consider the risks of further growth of this asset relative to the Bank's capital.
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
In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented..  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management continues to assess the effect the Basel III Rules may have on the Company's and the Bank's capital positions and will monitor developments in this area.

LIQUIDITY
During the six months ended June 30, 2014, total assets increased $277.2 million, or 4.9%, primarily due to increases in cash and cash equivalents, loans held for sale and MSRs, partially offset by a decrease in investment securities. Cash inflows during the six months ended June 30, 2014 consisted primarily of proceeds of $2.19 billion from sales of loans originated for sale, $53.3 million of sales, principal payments and maturities of investment securities, and proceeds of $28.0 million from redemptions of FHLB and FRB stock. In addition, we increased deposits by $349.5 million.
Cash outflows during the six months ended June 30, 2014 included $2.42 billion for loans originated for sale, the paydown of $102.1 million in short-term borrowings, the purchase of $25.0 million of FHLB and FRB stock, the purchase of $12.6 million of MSRs, and the payment of $4.0 million in dividends on our Series A Preferred.
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
At the holding company level, cash and cash equivalents increased to $22.9 million at June 30, 2014 from $21.8 million at December 31, 2013. Cash inflows during the first six months of 2014 included the payment of $9.5 million of dividends from the Bank to the Company. Significant cash outflows during the first six months of 2014 included $2.8 million of interest paid on our junior subordinated debentures and $4.0 million for the payment of dividends on our Series A Preferred.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements include commitments to extend credit and financial guarantees, which are used to meet the financial needs of our customers.
At June 30, 2014, we had $989.3 million of undrawn commitments to extend credit and $73.9 million of financial and performance standby letters of credit. In comparison, at December 31, 2013, we had $1.01 billion of undrawn commitments to extend credit and $66.3 million of financial and performance standby letters of credit. We expect most of these letters of credit to expire undrawn with no significant loss for these obligations to the extent not already recognized as a liability on the Company’s Consolidated Balance Sheets. At June 30, 2014, we maintained a liability of $1.4 million for unfunded loan commitments and commitments under standby letters of credit for which we believe funding and loss were probable. At December 31, 2013, we maintained this liability at $1.5 million.
Derivative Financial Instruments
At June 30, 2014, we had $89.4 million of notional amount interest rate swaps that were designated as fair value hedges against certain brokered CDs. These swaps are used to convert the fixed rate paid on the brokered CDs to a variable rate based upon 3-month LIBOR computed on the notional amount. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged brokered CD is reported as an adjustment to the carrying value of the brokered CDs. Total ineffectiveness on the interest rate swaps is recorded in other derivative income on the Consolidated Statements of Income in noninterest income.
At June 30, 2014, we had $20.0 million of notional amount interest rate swaps that were designated as cash flow hedges against the variability in the interest paid on our junior subordinated debentures. The fair value of these hedging derivative instruments is reported on the Consolidated Balance Sheets in other assets and the change in fair value of the related hedged cash flows is reported as an adjustment to OCI.
We use derivative financial instruments to accommodate customer needs and to assist in interest rate risk management. As of June 30, 2014, $852.4 million of derivative instruments were interest rate swaps related to customer transactions, which were not designated as hedges. At June 30, 2014, we had notional amounts of $426.2 million of interest rate swaps with customers with whom we agreed to receive a fixed interest rate and pay a variable interest rate. In addition, as of June 30, 2014, we had offsetting interest rate swaps with other counterparties with a notional amount of $426.2 million in which we agreed to receive a variable interest rate and pay a fixed interest rate.
As a normal course of business, Cole Taylor Mortgage uses interest rate swaps, mortgage TBAs, interest rate lock commitments and forward loan sale commitments as derivative instruments to hedge the risk associated with interest rate volatility. The instruments qualify as non-hedging derivatives.
Interest rate swaps are used in order to lessen the price volatility of the MSR asset. At June 30, 2014, we had a notional amount of $515.0 million of interest rate swaps hedging MSRs. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded in mortgage banking revenue in noninterest income.
We enter into mortgage TBAs, which are forward commitments to buy to-be-announced securities for which we do not expect to take physical delivery, to lessen the price volatility of the MSR asset. At June 30, 2014, we had a notional amount of $130.0 million of mortgage TBAs. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets with changes in fair value recorded on the Consolidated Statement of Income in mortgage banking revenue in noninterest income.
We enter into interest rate lock commitments for originated residential mortgage loans. We then use forward loan sale commitments to sell originated residential mortgage loans to offset the interest rate risk of the rate lock commitments, as well as mortgage loans held for sale. At June 30, 2014, we had notional amounts of $711.3 million of interest rate lock commitments and $964.0 million of forward loan sale commitments. These derivatives are recorded at their fair value on the Consolidated Balance Sheets in other assets or other liabilities with changes in fair value recorded on the Consolidated Statements of Income in mortgage banking revenue on the Consolidated Statements of Income in noninterest income.
We enter into covered call option transactions from time to time that are designed primarily to increase the total return associated with the investment securities portfolio. There were no covered call options that remained outstanding as of June 30, 2014.
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
Net interest income for the next 12 months in a 200 basis points rising rate scenario was calculated to increase $3.1 million, or 1.8%, from the net interest income in the rates unchanged scenario at June 30, 2014. At December 31, 2013, the projected variance in the rising rate scenario was an increase of $31,000. These exposures were within our policy guidelines. No simulation for net interest income at risk in a falling rate scenario was calculated due to the low level of market interest rates at both June 30, 2014 and December 31, 2013.
The following table indicates the estimated change in future net interest income from the rates unchanged simulation for the 12 months following the indicated dates, assuming a gradual shift up or down in market rates reflecting a parallel change in rates across the entire yield curve:

Change in Future Net Interest Income from Rates Unchanged Simulation
	June 30, 2014		December 31, 2013
(dollars in thousands)
Change in interest rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+200 basis points over one year	$3,100	1.8%	$31	—%
-200 basis points over one year	N/A	N/A	N/A	N/A
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
NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides guidance regarding revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounts for some costs to obtain or fulfill a contract with a customer and provides disclosure requirements. The ASU will become effective for reporting periods beginning after December 15, 2016. We are currently assessing the impact that the adoption of ASU No. 2014-09 will have on our consolidated financial statements.
In January 2014, FASB issued ASU No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40)." ASU 2014-04 clarifies when an in- substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. The ASU also amends some disclosure requirements. This ASU will become effective for reporting periods beginning after December 15, 2014. We are currently assessing the impact that the adoption of ASU No. 2014-04 will have on our consolidated financial statements.
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

	2014 Quarter Ended		2013 Quarter Ended				2012 Quarter Ended
	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30
	(in thousands, except per share data)
Interest income	$49,113	$48,842	$50,380	$51,661	$47,975	$47,674	$47,684	$46,192
Interest expense	5,039	4,988	5,176	5,634	6,893	6,991	7,174	8,996
Net interest income	44,074	43,854	45,204	46,027	41,082	40,683	40,510	37,196
Provision for loan losses	1,500	2,600	1,100	300	700	300	1,200	900
Noninterest income	38,947	29,098	39,640	32,472	46,101	39,719	51,962	47,250
Noninterest expense	63,080	54,563	62,079	54,542	60,271	51,755	55,284	55,899
Income before income taxes	18,441	15,789	21,665	23,657	26,212	28,347	35,988	27,647
Income taxes	9,029	5,845	6,701	9,488	10,595	11,090	14,530	10,898
Net income	9,412	9,944	14,964	14,169	15,617	17,257	21,458	16,749
Preferred dividends and discounts	(2,000)	—	(4,876)	(3,583)	(3,780)	(3,661)	(1,765)	(1,757)
Net income available to common stockholders	$7,412	$9,944	$10,088	$10,586	$11,837	$13,596	$19,693	$14,992
Income per share:
Basic	$0.24	$0.32	$0.33	$0.35	$0.39	$0.45	$0.66	$0.50
Diluted	0.24	0.32	0.33	0.34	0.39	0.44	0.65	0.49

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.
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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 10, 2014, the Defendants entered into a definitive stipulation of settlement ("the Settlement Agreement") with the Plaintiffs as contemplated by the MOU, which was in turn filed with the Court on July 11, 2014, with a motion by the Plaintiffs for preliminary approval of the Settlement Agreement by the Court. The Settlement Agreement provides that, solely for purposes of settlement, the Court will certify a class consisting of all persons who were record or beneficial stockholders of the Company when the proposed merger was approved by the Company’s board of directors or any time thereafter (the “Class”). In addition, the Settlement Agreement provides that, subject to approval by the Court after notice to the members of the Class (the “Class Members”), the Action will be dismissed with prejudice and all claims that the Class Members may possess with regard to the proposed merger, with the exception of claims for statutory appraisal and the claims of any Class Members who have timely requested exclusion from the Class, will be released. In connection with the Settlement Agreement, the Plaintiffs’ counsel requested an award by the Court of attorneys’ fees and expenses. The amount of the award to the Plaintiffs’ counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid by MB Financial or that any stockholder of the Company will receive in the proposed merger. On July 30, 2014, the Court entered an order preliminarily approving the proposed settlement and scheduling a hearing for November 12, 2014, at which it will make a final determination of whether to approve the settlement. There can be no assurance that it will do so. In the absence of obtaining the Court's approval, the proposed settlement as contemplated by the Settlement Agreement may be terminated.
The Defendants continue to believe that the Action is without merit, have vigorously denied, and continue to vigorously deny, all of the allegations of wrongful or actionable conduct asserted in the Action, and the Company’s board of directors vigorously maintains that it diligently and scrupulously complied with its fiduciary duties, that the joint proxy statement/prospectus, dated January 14, 2014, mailed to the stockholders of the Company and MB Financial is complete and accurate in all material respects and that no further disclosure was required under applicable law.
Based on information currently available, consultations with counsel and established reserves, we believe that the eventual outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 1A.	Risk Factors
For a summary of risk factors relevant to our operations, please see Part I, Item 1A in our 2013 Form 10K. There has been no change in risk factors since December 31, 2013, except as noted below.
The Bank is subject to an agreement with its regulators pursuant to which it has a secondary obligation to make certain restitution payments to the extent such payments are not made by a third party with whom the Bank had a deposit program relationship.
 As discussed under “Current Developments,” effective as of June 26, 2014, the Bank entered into the Consent Order with the Federal Reserve Board and the IDFPR to resolve certain matters pertaining to the checking account opening process associated with the Bank’s former deposit program relationship with the Former Counterparty.  Among other things, the Order imposes a secondary obligation on the Bank to make certain restitution payments to affected account holders to the extent any such restitution that the Former Counterparty is ordered by the Federal Reserve Board to pay is not satisfied by the Former Counterparty, subject to a maximum of the lesser of: (i) $30,000,000; or (ii) the total amount of such restitution that relates to fees collected by the Former Counterparty from affected account holders between May 4, 2012 and June 30, 2014.
 To the extent the Bank is ultimately required to make payment of the financial restitution described in the Order, the Former Counterparty would be obligated to reimburse the Bank for such restitution pursuant to a contractual indemnification agreement. However, the Former Counterparty has publicly disclosed that it is currently in discussions with the Federal Reserve Board regarding an administrative order relating to this issue which would likely impose upon the Former Counterparty its own civil money penalties in addition to the primary restitution obligation, among other things. The Former Counterparty also reported that although the ultimate amount of any restitution or civil money penalties to be imposed against the Former Counterparty will be subject to many uncertainties and therefore impossible to predict, such restitution and civil money penalties, when finalized, could reach levels that would cause an event of default under its credit facility and could have a material adverse effect on its business, financial condition and results of operations.
 In accordance with U.S. GAAP, in the preparation of our financial statements, we have estimated the fair value of the Bank’s secondary obligation to make restitution payments pursuant to the Order.  This estimate, like many other estimates, requires the application of significant judgment by management and is subject to an inherent degree of uncertainty.  Accordingly, to the extent the Former Counterparty is unable to satisfy its primary restitution obligation or to fully honor the commitment under its contractual indemnification with the Bank, the restitution payments actually required to be paid by the Bank may be greater than estimated, which could have a material adverse effect on the Company’s financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information for the three months ended June 30, 2014 related to our repurchases of our outstanding common shares:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	911	$23.60	—	$—
May 1, 2014 - May 31, 2014	442	24.49	—	—
June 1, 2014 - June 30, 2014	605	22.11	—	—
Total	1,958	$23.34	—	$—
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

2.2
Amendment, dated as of June 30, 2014, to Agreement and Plan of Merger, dated as of July 14, 2013, by and between MB Financial, Inc. and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on July 1, 2014).

2.3
Letter Agreement, dated as of June 30, 2014, by and between MB Financial, Inc. and Taylor Capital Group, Inc. (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed on July 1, 2014).

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

10.1
Order to Cease and Desist and Order of Assessment of a Civil Money Penalty Issued Upon Consent pursuant to the Federal Deposit Insurance Act and the Illinois Banking Act, as Amended (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 1, 2014.)

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and June 30, 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013; and (vi) Notes to Consolidated Financial Statements.*

______________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAYLOR CAPITAL GROUP, INC.
Date: July 30, 2014
/s/ MARK A. HOPPE
Mark A. Hoppe
President and Chief Executive Officer
(Principal Executive Officer)

/s/ RANDALL T. CONTE
Randall T. Conte
Chief Financial Officer
(Principal Financial and Accounting Officer)